Form 10KSB
period 2004-12-31
EXPERT SYSTEMS INC
filed 2005-02-25
CIK 717945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 333-118799

EXPERT SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada 20-0375035
(State or other jurisdiction of incorporation or organization) (IRS Tax Identification Number)

6900 E. Princess Drive #2176 Phoenix, Arizona 85054
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (480) 659-8036

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $25,000 as of February 23, 2005.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 23, 2005 was 6,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

                                                                                                                                                                                                                              3

ITEM 1.  DESCRIPTION OF BUSINESS.

                                                                                                                                                              3

ITEM 2.  DESCRIPTION OF PROPERTY

                                                                                                                                                              8

ITEM 3.  LEGAL PROCEEDINGS

                                                                                                                                                                              8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                                              8

PART II

                                                                                                                                                                                                                              8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                              8

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                           11

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                                                                           14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                                                                                           26

ITEM 8A.  CONTROLS AND PROCEDURES

                                                                                                                                           26

ITEM 8B.  OTHER INFORMATION

                                                                                                                                                           26

PART III

                                                                                                                                                                                                           26

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF    THE EXCHANGE ACT

26

ITEM 10.  EXECUTIVE COMPENSATION

                                                                                                                                           27

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                           28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                                                           29

ITEM 13.  EXHIBITS

                                                                                                                                                                                           29

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                                                                           29

SIGNATURES

                                                                                                                                                                                                           31

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Expert Systems’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Expert Systems, Inc. was incorporated in the State of Nevada on April 16, 2002.  ESI, a development stage company, plans to distribute golf-related merchandise in the retail golf industry.  The primary market for ESI’s services will be Arizona because the company’s headquarters is located in that State, and our officers and directors have potential business contacts in the Arizona golf community.  ESI expects to expand regionally in years three through five after commencing planned operations, with the initial focus on markets in the southwest.  The exact plan of operations outlining this expansion has not yet been developed.

ESI has yet to commence planned operations.  As of the date of this Prospectus, ESI has had only limited start-up operations and has not generated any revenues.  ESI conducted an offering of its common stock for total proceeds of $25,000, with which ESI will be able to implement its business plan and conduct business pursuant to the business plan for the next twelve months.

On January 13, 2004, we entered into a license agreement with Swing Plane Enterprises, LLC to distribute the Plan Stick Training System.  The agreement provides us with a non-exclusive license to sell the Plane Stick in North America.  According to Swing Plane Enterprises, the Plane Stick is currently being manufactured by a third-party in Ningboo, China.  ESI believes that the Plane Stick is available for fulfillment from Swing Plane Enterprises.  However, ESI has no control over the manufacturing process of the Plane Stick; thus, ESI is unaware of any current or anticipated difficulties in the production or supply or delay in deliveries of the Plane Stick.  We do not have right to the title or intellectual property of the Plane Stick.  In exchange, we agree to pay Swing Plane Enterprises $47.00 per unit we sell.  The agreement will terminate automatically on January 1, 2007, unless otherwise terminated by either party with 60 days written notice.

ESI has no intention to engage in a merger or acquisition with an unidentified company.

ESI’s administrative office is located at 6900 E. Princess Dr. #2176, Phoenix, AZ 85054, telephone (480) 659-8036.

ESI’s fiscal year end is December 31.

Business of Issuer

Principal Products and Services and Principal Markets

Expert Systems, Inc. intends to market golf improvement and learning products designed to promote proper training, fitness and swing mechanics for beginning golfers who want to learn how to play golf, as well as advanced golfers who wish to improve their skills and technique. ESI believes the sport of golf is growing in popularity, particularly among women and senior players.  In certain foreign markets, particularly Japan, Germany and Sweden, golf has also experienced significant growth over the last decade.  The golf instruction business is premised on a golfer's continuing desire to improve his or her game, as well as the instruction desired by new golfers.  Historically, instruction has been conducted primarily by local golf professionals.  In recent years, technological improvements and the interests of both the golf professional and consumer have created a shift towards instructional products and programs.

Our strategy will be based on identifying marketable products.  We plan to seek to evaluate new products to introduce them to the market.  Significantly all evaluations will be conducted by our officers and directors.  We do not intend to develop any golf merchandise internally.  We will rely solely upon the efforts of outside sources to research, develop and refine all products.  ESI has no exclusive arrangements with third parties to develop merchandise specifically for us.

The first product ESI plans to introduce will be the Plane Stick, a golf swing trainer invented by Swing Plane Enterprises, LLC.  The Plane Stick swing trainer is designed to help golfers cure slices, pulls, and numerous other poor golf shots and is based on actual drills that instructors have been using for years to help golfers cure swing faults.  On January  13,  2004,  we entered  into a license  agreement  with Swing  Plane Enterprises,  LLC to distribute  the Plane Stick Training  System.  The agreement provides us with a non-exclusive license to sell the Plane Stick in North America.  The Plane Stick will be manufactured by a third-party contracted by Swing Plane Enterprises.  We do not have right to the title or intellectual property of the Plane Stick.  In exchange, we agree to pay Swing Plane Enterprises $47.00 per unit we sell. The agreement will terminate automatically on January 1, 2007, unless otherwise terminated by either party with 60 days written notice.

We have also identified two additional products that we will seek to sell within the next three months of operations.  The products are the Swing Mate Speed Meter and David Leadbetter’s LazerGuide.  We have not yet entered into any agreements to distribute and sell these products, and there can be no assurance of such.

Distribution Methods of the Products or Services

ESI initially plans to market its products domestically.  In our first six months after commencing our planed principal operations, we will seek to develop and institute a plan to market our company and products.  Using the Internet for marketing and sales is an important component of our growth strategy.  We have established a website at www.expertsystems.us for customers to be able to gain information about and to purchase our products.  We are currently selling the Swing Plane, Plane Stick on our website for $149.95.

Direct sales efforts will initially be an important component of our marketing method.  ESI plans to produce a 30-minute product infomercial using Direct Response Television ("DRTV"). We believe that this infomercial will demonstrate the attributes of the Swing Plane, Plane Stick for consumers to view from the comfort of their own home.  Additionally, mailing lists targeting golfers can be purchased at a relatively cost-effective basis.  These lists encompass traditional mailing addresses, as well as e-mail addresses.  The company does not have any arrangements to purchase mailings lists, nor has ESI formulated direct mail brochures as of the date of this annual report.

ESI believes personal relationships can cultivate business sales.  As a result, the company may seek to engage sales representatives to sell merchandise directly to golf courses, instructional schools and retail stores.  ESI believes this will provide additional revenue opportunities.  These representatives will be paid on a commission basis, and are not intended to be salaried employees, which will allow the preservation capital.  ESI has not attempted to engage independent sales representatives at this time.  Public relations is expected to be a significant element of the marketing programs with targeted approaches in segmented publications for golf course owners.   Promotional events and announcements will coincide with national events to gain market acceptance and media recognition.

Competitive Business Conditions and the Issuer’s Competitive Position

ESI is entering a highly competitive market segment.  Expected competitors include several larger and more established companies.  Generally, ESI’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition.  Therefore, these competitors have a significantly greater ability to attract clients.  In addition, many of these competitors may be able to devote greater resources than ESI to the development, promotion and sale of services.  There can be no assurance that ESI's current or potential competitors will not develop products and services comparable or superior to those to be offered by ESI.  Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect ESI’s business, results of operation and financial condition.

The golf industry, in specific, has been characterized by widespread imitation of popular products.  Increased competition generally, and the introduction or promotion of competing products specifically, could prohibit ESI’S sales and profitability by exerting pricing pressure, reducing market share and/or creating other obstacles from “avid” golfers - those playing twenty-five or more rounds per year.  Fueling the growth is the appeal of golf to a more diverse cross section of the population.  Once considered a sport for elderly and affluent individuals, golf is attracting younger players, women and players from a broad economic range.

In the golf industry, a product's ability to compete is dependent, in part upon, its ability to satisfy various subjective preferences of golfers, including the look and "feel" of a golf product and the level of acceptance that the product has achieved among professional and other golfers.  The subjective preferences of purchasers of golf training products may be subject to rapid and unanticipated changes.  There are numerous recreational and exercise devices, equipment and other apparatus in the general fitness industry, as well as several golf-targeted products, such as swing-enhancing products, on the market.  Additionally, ESI cannot guarantee that further fitness and golf-training devices will not be developed and successfully marketed or that the technology incorporated in the Swing Plane, Plane Stick or other products we may market will not become obsolete.

Sources and availability of raw materials and the names of principal suppliers

We have entered into a license agreement with Swing Plane Enterprises to sell the Plane Stick instructional golf tool.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We believe our success depends on the development of our brand name and reputation, which is epitomized in our corporate logos and marks.  We have not applied for any patent, trademark or copyright protection for these proprietary identifiers.  We expect to register for intellectual property protection rights once our profitability improves and we can meet the expense of patent, trademark and copyright lawyers.

We currently have a license agreement with Swing Plane Enterprises for the right to sell the Plane Stick.  Although we hold rights to sell this product, the licensor retains all title and ownership.  The agreement terminates automatically on January 1, 2007, unless otherwise terminated by either party with 60 days written notice.  We do not expect to violate any condition of our right to sell the licensed product.

Need for Government Approval of Principal Products or Services

We are not aware of the need to obtain governmental approval for any aspect of our operations.

Effect of existing or probable government regulations

ESI is not aware of any existing or probable government regulations that would have a material effect on our business.

Amount spent during each of the last two fiscal years on research and development

We did not spend any amount on research and development activities.

Employees

ESI is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our officers and directors to set up our business operations.  We believe that our operations are currently on a small scale that is manageable by a these individuals.  Currently, Brandon Winton, President  & CEO, and William Brent Griffin, Vice-President and Secretary, are involved in ESI’s business on a part time basis.  Each devotes an average of 20-40 hours per month to our operations, as our operations dictate.  There are no other full- or part-time employees.  We plan to outsource the production of our products, thus our management’s responsibilities are mainly administrative.  While we believe that the  addition of  employees  is not  required  over the next 12 months,  we intend to contract  sales  representatives  to market our  products for us on an independent contractor basis.  Thus, these representatives are not intended to be employees of our company.

Reports to Security Holders

Annual Reports

We will deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended.  Such annual reports will include audited financial statements certified by our independent accountants, and may, in our sole discretion, furnish unaudited quarterly financial reports, when applicable.

Periodic Reports with the SEC

We will file periodic and current reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

Investors May Lose Their Entire Investment If ESI Fails To Commence Its Planned Operations.

ESI was formed in April 2002.  ESI has no demonstrable operations record, on which you can evaluate the business and its prospects.  ESI’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  ESI cannot guarantee that it will be successful in accomplishing its objectives.  To date, ESI has not generated any revenues and may incur losses in the foreseeable future.

ESI May Not Be Able To Attain Profitability Without Additional Funding, Which May Be Unavailable.

ESI has limited capital resources.  To date, we have funded our operations from the sale of equity securities and have not generated cash from operations.  No alternative sources of funds are available to us in the event ESI does not have adequate proceeds from this offering.  Unless ESI begins to generate sufficient revenues from distributing golf products to finance operations as a going concern, ESI may experience liquidity and solvency problems.  Such liquidity and solvency problems may force ESI to go out of business if additional financing is not available.

ESI’s Independent Auditors Have Qualified Their Report To Express Substantial Doubt About Our Company’s Ability To Continue As A Going Concern.

ESI has yet to commence its planned operations.  As of the date of this Prospectus, ESI has had only limited start-up operations and generated no revenues.  Taking these facts into account, the independent auditors of ESI have expressed substantial doubt about ESI’s ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If ESI’s business fails, the investors in this offering may face a complete loss of their investment.

Seasonality And Fluctuations In Our Business Could Make It Difficult For You To Evaluate Our Operations On A Period By Period Basis.

Our future operating results may fluctuate significantly from period to period due to our reliance on a sport with an intrinsic seasonality.  Golfers are typically active during the second and third calendar quarters of the year, as compared to the first and fourth quarters, due to more temperate weather conditions.  This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior and periodic weather anomalies, could adversely affect our operations and cause our results of operations to fluctuate.  Results of operations in any period should not be considered indicative of the results to be expected for any future period.

The sale of our products is also subject to substantial cyclical fluctuation.  If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter.  As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.  Specifically, in order to attract and retain a larger customer base, we may plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure.  Many of these expenditures are planned or committed in advance and in anticipation of future revenues.

Changes In Consumer Preferences Could Reduce Demand For Our Products.

Any change in the preferences of golf enthusiasts that we fail to anticipate could reduce the demand for the golf-related products we intend to provide.  Decisions about our focus and the specific products we plan to sell often are made in advance of distribution, and thus, consumers acquiring them.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess inventories and lower profit margins.

If ESI Fails To Establish And Maintain Relationships With Distributors And Manufacturers To Obtain Sufficient Quantities Of Quality Merchandise On Acceptable Commercial Terms, Our Sales And Profitability Could Suffer.

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot supply our products to consumers at acceptable prices and on a timely basis, we may lose sales as consumers make purchases elsewhere.  Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

If An Interruption In The Supply Of Our Product Occurs Or The Quality Of Our Product Is Diminished, Our Sales And Profitability Could Suffer.

We are entirely dependent upon a foreign manufacturer for supplies of the Swing Plane, Plane Stick.  As a result, the supply of the Plane Stick is subject to additional risk factors, many of which are out of our control, including political instability, import duties, trade restrictions, work stoppages, epidemics and foreign currency fluctuations.  Any significant delay or disruption in the supply of the Plane Stick caused by manufacturers' production limitations, material shortages, quality control problems, labor interruptions, shipping problems or other reasons would materially adversely affect our business, operating results and financial condition.

Termination Of Our License Agreement With Swing Plane Enterprises, LLC May Curtail Our Operations.

We currently have a license agreement with Swing Plane Enterprises, LLC to sell the Plane Stick instructional product.  At this time, we expect that all of our revenues over the next at least six months will be derived from sales of the Plane Stick.  Thus, we are significantly reliant upon this agreement.  In the event our agreement with Swing Plan Enterprises is terminated, we may be unable to generate any revenues and our operations may be severely limited.

Because Of Competitive Pressures From Competitors With More Resources ESI May Fail To Implement Its Business Model Profitably.

ESI is entering a highly competitive market segment.  Our expected competitors include several larger and more established companies in the instructional golf product niche or the market for golf merchandise in general.  Generally, ESI’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition.  Therefore, these competitors have a significantly greater ability to attract clients.  In addition, many of these competitors may be able to devote greater resources than ESI to the development, promotion and sale of services.  Our sole product, the Swing Plane, Plane Stick, is marketed by our current and potential competitors, which could result in significant price competition.  In addition, there are many competing products offered by competitors that offer similar benefits as the Swing Plane, which may result in loss of sales to newer or superior products.  There can be no assurance that ESI’s current or potential competitors will not develop products and services comparable or superior to those to be offered by us.  Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect ESI’s business, results of operation and financial condition.

Conflicts Of Interest Faced By The Top Management Of ESI May Jeopardize The Business Continuity Of ESI.

The operations of ESI depend substantially on the skills and experience of Brandon Winton and William Brent Griffin.  Without employment contracts, ESI may lose Messrs. Winton and/or Griffin to other pursuits without a sufficient warning and, consequently, go out of business.

Either Mr. Winton or Mr. Griffin may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, these two individuals may face a conflict in selecting between ESI and their other business interests.  ESI has not formulated a policy for the resolution of such conflicts.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our headquarters are in Phoenix, Arizona.  Our mailing address is Expert Systems, Inc., 6900 E. Princess Drive #2176, Phoenix, Arizona  85054, phone: (480) 659-8036.  This office space is provided at no cost to us by our officers and directors.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.  We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2004, thus there was no vote of securities holders in 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore,  it  is unlikely  that a lending institution will accept our securities  as pledged  collateral  for  loans unless  a  regular  trading  market develops.    We   have   no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of December 31, 2004, there were 5,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  Of the 5,500,000 shares, 5,125,000 shares are held by Brandon Winton and William Brent Griffin, both of whom are our affiliates,  as that term is defined in Rule 144(a)(1).

In general, under Rule 144,  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2004, we have 6,000,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Our transfer agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2004, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));

2.

The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In July 2002, we issued 5,000,000 shares of our common stock to Brandon Winton, our founding shareholder and an officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $5,000.  Mr. Winton received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuances, Mr. Winton had fair access to and was in possession of all available material information about our company, as his is an officer and director of ESI.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In December 2003, we issued 5,000,000 shares of our common stock to William Griffin, an officer and director.  Subsequently, in November of 2004, 4,875,000 of these shares were cancelled by us, resulting in Mr. Griffin holding the remaining 125,000 shares of common stock.  The shares bear a restrictive transfer legend.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by Mr. Griffin valued at $5,000.  Mr. Griffin received compensation in the form of common stock for performing services related to product line and merchandising consultation, as well as introducing us to potential clients.  The services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mr. Griffin had fair access to and was in possession of all available material information about our company, as his is an officer and director of ESI.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to William Griffin qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In December 2003, we issued 250,000 shares of restricted common stock to Corporate Communications Network, an unrelated third party entity, in exchange for cash in the amount of $10,000, which is the equivalent of $0.04 per share.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Corporate Communications Network was given fair access and was in possession of all available material information about ESI.  Also, Corporate Communications Network has a degree of financial sophistication, which allowed that company to make an independent assessment of the investment merits of ESI.  On the basis of these facts, we claim that the issuance of stock to Corporate Communications Network was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In May 2004, we issued 125,000 shares of restricted common stock at a price per share of $0.04 to Lynn-Cole Capital, an unrelated third-party entity, in exchange for cash in the amount of $5,000.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of purchase, Lynn-Cole Capital was in possession of all available material information about ESI.  Furthermore, Lynn-Cole Capital has a degree of financial sophistication and is able to make an independent assessment of the investment merits of our company.  On the basis of these facts, we believe the issuance of stock to Lynn-Cole Capital was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

None of these issuances involved underwriters, underwriting discounts or commissions;

2.

Restrictive legends are placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given  access to all information about our business and  the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Registered Offering

The Form SB-2 Registration Statement filed by ESI and deemed effective by the U.S. Securities and Exchange Commission as of February 1, 2005 (SEC File No. 333-118799), offered a minimum of 400,000 and a maximum of 2,000,000 shares of the Company's $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering.  A total of 500,000 shares were sold by the Company to 20 investors in conjunction with the registered offering for an aggregate of $25,000.00.  On February 23, 2005, we closed the offering and deregistered the unsold shares.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ESI was incorporated in the State of Nevada on April 16, 2002.  ESI is a startup company and has not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of ESI.

Total expenses for the year ended December 31, 2004 were $11,609, consisting solely of general and administrative expenses.  For the year ended December 31, 2003, we incurred expenses of $8,406.  Total expenses since our inception in April 16, 2002 were $25,015, all of which is attributable to general and administrative expenses.  Approximately $4,150 of our general and administrative expenses was paid to related parties for services rendered in the form of 5,125,000 shares of our par value common stock in lieu of cash.  We refer you to Part II, Item 5. "Market for Common Equity and Related Stockholder Matters” on page 8 of this annual report for additional information on the common stock we issued for services.  We expect to continue to use shares of our common stock to pay for several of our future expenses.   Additionally,  we  expect  to continue  to  incur  general and administrative  expenses  for  the foreseeable future, although we cannot estimate the extent of these costs.

Resultantly, we incurred net losses since our inception.   For the years ended December 31, 2004 and 2003, our aggregate loss was $11,609 and $8,406, respectively.  From the date of our inception to December 31, 2004, we had a retained deficit of $25,015.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $40,000 in cash from sales of our common stock.  In addition, we issued 5,125,000 shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000.  Please refer to Part II, Item 5. "Market for Common Equity and Related Stockholder Matters” on page 8 for additional information with regard to these issuances.  Additionally, on December 14, 2004, the Company issued a note payable to Corporate Communications Network, Inc. for $1,000.  This amount does not bear interest and is due on demand.  The note has been reflected as a current liability on the balance sheet at December 31, 2004.

We believe that our cash on hand as of December 31, 2004 of $1,110 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significantly more revenues or obtain additional capital infusions.  However, we closed our registered offering on February 23, 2005, whereby we sold shares of our common stock for an aggregate of $25,000 in cash.  We believe that the proceeds from this offering of common stock will be sufficient to finance our operations through the fiscal year ending December 31, 2005.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Our future operating results may fluctuate significantly from period to period due to our reliance on a sport with an intrinsic seasonality.  Golfers  are typically  active during the second and third calendar  quarters of the year, as compared  to the  first  and  fourth  quarters,  due to more  temperate  weather conditions.

Our management does not expect to incur research and development costs.

ESI does not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  We plan to outsource the production of our products, thus our management’s responsibilities are mainly administrative.  While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us as independent contractors and will be paid on a commissioned basis.  Thus, these representatives are not intended to be employees of our company.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.  ESI expects to build affiliations in the first six months after the completion of the offering.

Plan of Operation

We intend to establish ourselves as a direct response marketing company.  ESI plans to distribute golf products to the retail golf market and golf pro shops.  We will initially focus our efforts on marketing the Swing Plane, Plane Stick swing trainer created by Swing Plane Enterprises.  We entered into a licensing agreement with Swing Plane Enterprises to distribute the Swing Plane, Plane Stick.  Manufacturing of the Swing Plane, Plane Stick is the responsibility of Swing Plane Enterprises and is currently being assembled by a third-party located in Ningboo, China.  We are not obligated to purchase any minimum quantity of the Swing Plan, whether in a particular time frame or otherwise, from Swing Plane Enterprises.

We have identified two other golf instructional aids that could broaden our product offerings: the Swing Mate Speed Meter and David Leadbetter’s LazerGuide.  We have no relationships to distribute these items and cannot assure you that we will bring these to market.

Two key objectives have been identified as critical success factors in order for ESI to implement its planned business operations:

1.

Branding the product and building national brand name recognition:  ESI’s objective is to gain general acceptance of the Plane Stick with retail consumers.  Up to 10% of the proceeds of this offering is expected to be used on marketing efforts and branding the product.

ESI plans to produce a 30-minute product infomercial using DRTV, as well as using various direct response mediums.  We believe that utilizing a recognizable golf professional to appear in the Swing Plane, Plane Stick DRTV infomercial is fundamental in branding the product.  The individual chosen to host the infomercial must be familiar, trusted and have the ability to demonstrate and integrate all the attributes of the Swing Plane, Plane Stick into a comfortable, educational and persuasive viewing experience.  We have not contacted any golf professional to appear in our proposed infomercial, and we cannot guarantee that we will be able to obtain the services of a familiar individual under terms and conditions acceptable to our financial situation.

The following factors will be looked at in more depth in an effort to create what we believe is the most effective campaign possible:

o

National, regional and local media pricing, including broadcast, conventional and electronic direct mail and print;

o

Target markets research to determine the best way to reach golf consumers and green grass professionals through the various advertising mediums;

o

Investigating an airing schedule to include a combination of both long- and short-form infomercials; and

o

Utilizing the services of a third-party inbound direct response marketing call center company that can provide multiple response routes and immediate access to ordering.

1.

Establishing an Internet presence:  We believe that developing an e-commerce enabled website is critical to reaching a broad consumer base.  We have developed and established an Internet presence at www.expertsystems.us, which is e-commerce, enabled and is expected to support the DRTV customer service system.

ESI intends to use the website as a mechanism to collect contact names, addresses, phone numbers, e-mail addresses and customer profiles that could potentially be used to facilitate future marketing efforts.  ESI does not expect to generate revenue from the website in the initial six months.

To maximize the sales potential of our website, ESI intends to utilize Internet search engine placement and submission strategies, guaranteed traffic driving services, and a direct e-mail campaign designed to drive people directly to the website to learn more about the product and/or to make a purchase.  ESI does not expect to generate revenue from the website in the initial six months of the website becoming fully-operational.

2.

Strategic Planning and Research

We must attempt to anticipate consumer demands and preferences to prevent from stocking unsaleable merchandise.  Although we cannot assure you that we will be successful in identifying trends in the marketplace, our management believes that planning and research is critical to gain a clear understanding of why consumers would decide to purchase a product we may carry over other similar competing products.  We believe that in the future we may pursue other revenue opportunities, as appropriate, in connection with the needs of today's avid golfers.  We may also explore establishing strategic relationships and/or potential revenue-sharing arrangements with various complementary product and service providers.  There is no assurance of when, if ever, we will derive revenues from these as yet unidentified strategic relationships and/or potential revenue-sharing arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2004 and 2003	2

Statements of Operations for the Years Ended
December 31, 2004 and 2003 with Cumulative Totals
Since Inception	3

Statement of Changes in Stockholders’ Equity
(Deficit) for the Years Ended December 31, 2004 and
and Period April 16, 2002 (Inception) through
December 31, 2004	4

Statements of Cash Flow for the Years Ended
December 31, 2004 and 2003 with Cumulative Totals
Since Inception	5

Notes to the Financial Statements	6-9

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Expert Systems, Inc.

Phoenix, AZ

We have audited the accompanying balance sheets of Expert Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholder’s equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 with cumulative totals since the Company’s inception April 16, 2002 for the statements of operations, changes in stockholder’s equity (deficit) and cash flows.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expert Systems, Inc. as of December 31, 2004 and 2003, and the changes in its operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Bagell Josephs & Company, L.L.C.

Gibbsboro, New Jersey

January 17, 2005

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003

ASSET

Current assets:
Cash and cash equivalents	$1,110	$6,785

Total current assets	1,110	6,785

TOTAL ASSET	$1,110	$6,875

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities:
Accounts Payable	$125	$191
Note Payable	1,000	-

Total Current Liabilities	1,125	191

Total Liabilities	1,125	191

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized
5,500,000 and 5,375,000 shares issued and outstanding	5,500	5,375
Additional paid in capital	19,500	14,625
Deficit accumulated during the development stage	(25,015)	(13,406)

Total Stockholder’s Equity (Deficit)	(15)	6,594

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,110	$6,785

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2004	2003	December 31, 2004

OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT (LOSS)	-	-	-

OPERATING EXPENSES
Professional Fees	7,582	7,500	20,082
General & administrative expenses	4,027	906	4,933
Total Operating Expenses	11,609	8,406	25,015

NET LOSS	$(11,609)	$(8,406)	$(25,015)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,463,750	5,024,750

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.0021)	$(0.0017)

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD APRIL 16, 2002(INCEPTION)

THROUGH DECEMBER 31, 2004

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance, April 16, 2002	-	$-	$-	$-	$-

Issuance of shares for services	5,000,000	$5,000	-	-	5,000

Net (loss)for the period April 16, 2002
through December 31, 2002	-	-	-	(5,000)	(5,000)

Balance, December 31, 2002, as restated	5,000,000	5,000	-	(5,000)	-

Issuance of shares for services , net of shares cancelled	125,000	125	4,875	-	5,000

Issuance of shares for cash	250,000	250	9,750	-	10,000

Net loss for the year ended December 31, 2003	-	-	-	(8,406)	(8,406)

Balance, December 31, 2003, as restated	5,375,000	5,375	14,625	(13,406)	6,594

Issuance of shares for cash	125,000	125	4,875	-	5,000

Net loss for the year ended December 31, 2004	-	-	-	(11,609)	(11,609)

Balance, December 31, 2004	$5,500,000	$5,500	$19,500	$(20,015)	$(15)

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,609)	$(8,406)	$(25,015)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	-	5,000	10,000

Changes in assets and liabilities
Increase (decrease) in accounts payable	(66)	191	125

Total adjustments	(66)	5,191	10,125

Net cash (used in) operating activities	(11,675)	(3,215)	(14,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,000	10,000	15,000
Proceeds from note payable	1,000	-	1,000

Net cash provided by financing activities	6,000	10,000	16,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,675)	6,785	1,110

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	6,785	-	-

CASH AND CASH EQUIVALENTS-END OF YEAR	$1,110	$6,785	$1,110

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

Common stock issued for services	$-	$5,000	$10,000

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 -     NATURE OF BUSINESS

Expert Systems, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on April 16, 2002. The Company is engaged in the business of bringing various golf products to the retail golf market. The first product the Company will bring to market will be the “Swing Plane, Plane Stick” a golf swing trainer. The Company will bring the Swing Plane, Plane Stick to the retail golf market through direct response marketing, along with a retail rollout strategy through chain sporting good stores, golf retail and pro shops. Invented by a Swing Plane Enterprises LLC. founder and a PGA Member, the “Swing Plane, Plane Stick” swing trainer helps golfers cure a number one swing fault in golf, the dreaded “over the top” swing, which produces slices, pulls and numerous other poor golf shots. Due to its unique design features, the “Swing Plane, Plane Stick” can also aid in eliminating a wide array of other swing faults. In fact, The “Swing Plane, Plane Stick” in its short existence has already evolved into what is now known as the “Swing Plane, Plane Stick Training System” consisting of over twenty different uses.

Currently, many instructors nationwide and over 50 Golf Magazines Top 100 Instructors are using the “Swing Plane, Plane Stick” as an integral part of their teaching curriculums. With approximately 65,000,000 golfers worldwide the Company has yet to even scratch the surface of the market potential.  The Company plans on capitalizing on its distribution network in the specialty golf market and retail sporting goods stores, to bring “Swing Plane, Plane Stick” and other proprietary golf products, to the retail golf market.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to developing its business plan. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unite States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized in the period the services are performed and costs are recorded in the period incurred rather than paid for.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2004 and 2003.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred no such expenses since inception.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 3-

STOCKHOLDER’S EQUITY (DEFICIT)

On April 16, 2002 the Company was formed with one class of common stock, par value $.001. The Company authorized 25,000,000 shares of common stock.

In July 2002, the Company issued 5,000,000 shares of stock to its officer for services related to the formation of the Company. These shares were issued at par value ($5,000), the fair value of the Company’s common stock at the time of issuance.

In December 2003, the Company issued 5,000,000 shares to its officer for services. In November of 2004, 4,875,000 of these shares were cancelled by the Company. The services were valued at $5,000. The Company has retroactively reflected the cancellation of these shares back to 2003.

In December 2003, the Company issued 250,000 shares for cash of $10,000.

In May 2004, the Company issued 125,000 shares of common stock for $5,000.

NOTE 4-

GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the Company's ability to bring their product to market.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 5-

PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2004 and 2003, deferred tax assets consist of the following:

                                                      2004              2003

   Net operating loss carryforwards            $7,500        $4,000

   Less:  valuation allowance                      (7,500)        (4,000)

                                                                      $       -0-      $       -0-

At December 31, 2004 and 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $25,015 and $13,406, respectively available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6-     NOTE PAYABLE

On December 14, 2004, the Company entered into an agreement with Corporate Communications Network, Inc. for $1,000.  This amount does not bear interest and is due on demand.  The note has been reflected as a current liability on the balance sheet at December 31, 2004.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

Brandon Winton	29	President	April 2004 - 2005	1 year(1)

William Brent Griffin	34	Treasurer and Secretary	April 2004 - 2005	1 year(1)

Footnotes:

(1)

Directors hold office until the next annual stockholders’ meeting to be held in 2005 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

Set forth below are summary descriptions containing the name  of our  directors and officers, all positions and offices  held  with us, the period during which such officer or director has served as such,  and the business and educational experience of each  during at least the last five years:

Brandon Winton, President and CEO: Mr. Winton is experienced in retail operations, specializing in merchandising, daily course operations, tournament and promotional preparations.  He is also attempting to become a PGA member.  From 2004 to the present, Mr. Winton is the Assistant Golf Professional at Whisper Rock Country Club.  He assists in monitoring and adjusting the annual business plan, is responsible for daily golf shop operations, merchandising and tournament preparations.  In addition, Mr. Winton teaches private lessons to players of all skill levels. From 2000 to 2004, Mr. Winton was the Assistant Golf Professional of Fire Rock Country Club, a private country club in Fountain Hills, Arizona, where he taught private lessons to players of all skill levels.  From 1998 to 2000, he was the Outside Services/Players Assistant for The Phoenician Golf and Resort in Scottsdale, Arizona, where he operated and managed daily tee sheets and pace of play log.

William Brent Griffin, Vice President and Secretary: William Griffin is golf professional, trained in daily course management operations.  From 2002 to the present, Mr. Griffin has been the Apprentice Golf Professional at Fire Rock Country Club in Fountain Hills, Arizona, where he supervises and manages the golf operations.  He is trained in daily golf shop operations including the sale and display of retail merchandise, inventory control, point of sale entries and starting time reservations.  In 2002, Mr. Griffin was the Apprentice Golf Professional at Bulls Bay Golf Club in South Carolina.  From 1997 to 2000, he was the Apprentice Golf Professional at the Tournament Player’s Club at Sugarloaf, Georgia, which is a private facility managed by the PGA Tour.  During his tenure there, Mr. Griffin was involved with merchandising procedures for three PGA Tour events.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant Employees

We   do   not have employment agreements with our executive officers.   We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers.  There has  been  no  discussion  with any of our officers  regarding  any potential  terms  of  these agreements, nor have  such  terms  been determined  with any specificity.  We plan to have these agreements completed by the beginning of the next year.  We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.  In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Brandon Winton	2004	-	-	-	-	-	-	-
President	2003	-	-	-	-	-	-	-
	2002	-	-	-	5,000	-	-	-

William Brent Griffin	2004	-	-	-	-	-	-	-
Treasurer and	2003	-	-	-	-	-	-	-
Secretary	2002	-	-	-	5,000	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except  as  otherwise indicated, the persons or  entities  listed below  have  sole voting and investment power with respect  to  all shares  of common stock beneficially owned by them, except  to  the extent  such  power  may be shared with a  spouse.   No change in control is currently being contemplated.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class
			Before Offering	After Offering

Common	Brandon Winton, President and CEO	5,000,000	90.91%	66.67%

Common	William Brent Griffin, Vice-President and Secretary	125,000	2.27%	1.67%

	All Directors and Officers as a group (2 persons)	5,125,000	93.18%	68.33%

Footnotes:

(1)   The address of officers and directors in the table is c/o Expert Systems, Inc., 6900 E. Princess Drive #2176,

        Phoenix, AZ 85054

Change in Control

No arrangements exist that may result in a change of control of Global-e Investments, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2002, ESI issued 5,000,000 shares of $0.001 par value common stock to Brandon Winton, an officer and director, in exchange for services performed valued at $5,000.

In December 2003, we issued 5,000,000 shares of our common stock to William Griffin, an officer and director, for services rendered in the amount of $5,000.  Subsequently, in November 2004, 4,875,000 of these shares were cancelled by us, resulting in Mr. Griffin holding the remaining 125,000 shares of common stock.

ESI uses office space and services provided without charge by Brandon Winton, a director and shareholder.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on April 16, 2002, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on July 8, 2002, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

10	License Agreement with Swing Plane Enterprises, LLC, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certifications
a. Brand Winton
b. William Brent Griffin

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
a. Brand Winton
b. William Brent Griffin

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2004	2003

Audit fees	$ 2,950.00	$ 1,500.00
Audit-related fees	$ 303.75	$ 123.75
Tax fees	$ 250.00	$ 240.00
All other fees	$ 1,157.76	$ -

Total fees	$ 4,661.51	$ 1,863.75

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Expert Systems, Inc.

Signature	Title	Date

/s/ Brandon Winton	Chief Executive Officer and	February 24, 2005
Brandon Winton	President

/s/William Brent Griffin	Secretary/Treasurer
William Brent Griffin	Chief Financial Officer	February 24, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Expert Systems, Inc.

Signature	Title	Date

/s/ Brandon Winton	Chief Executive Officer and	February 24, 2005
Brandon Winton	President

/s/William Brent Griffin	Secretary/Treasurer
William Brent Griffin	Chief Financial Officer	February 24, 2005