Form 10QSB
period 2005-03-31
EXPERT SYSTEMS INC
filed 2005-05-11
CIK 717945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-118799
Expert Systems, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0375035 (I.R.S. Employer Identification No.)

6900 East Princess Drive #2176 Phoenix, Arizona (Address of principal executive offices)	85054 (Zip Code)

(480) 659-8036 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,800,000

EXPERT SYSTEMS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Audited Financial Statements

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on February 25, 2005, and subsequent amendments made thereto.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET - UNAUDITED

MARCH 31, 2005

ASSET

Current Asset:
Cash and cash equivalents	$21,363

Total Current Asset	21,363

TOTAL ASSET	$21,363

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Note Payable	$5,000

Total Current Liability	5,000

Total Liability	5,000

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
6,000,000 shares issued and outstanding	6,000
Additional paid-in capital	44,000
Deficit accumulated during the development stage	(33,637)

Total Stockholders' Equity	16,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,363

The Accompanying Notes are an Integral Part of These Financial Statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2005	2004	March 31, 2005
OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT (LOSS)	-	-	-

OPERATING EXPENSES
Professional fees	2,591	3,864	22,673
General and administrative expenses	6,031	663	10,964
Total Operating Expenses	8,622	4,527	33,637

NET LOSS	$(8,622)	$(4,527)	$(33,637)

The Accompanying Notes are an Integral Part of These Financial Statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2005	2004	March 31, 2005
Cash flows from operating activities
Net (loss)	$(8,622)	$(4,527)	$(33,637)
Adjustments to reconcile net loss to net cash
used in operating activities:

Common stock issued for services	-	-	10,000

Changes in assets and liabilities
(Decrease) in accounts payable	(125)	(26)	-

Total adjustments	(125)	(26)	10,000

Net cash (used in) operating activities	(8.747)	(4,553)	(23,637)

Cash flows from financing activities
Proceeds from note payable	4,000	-	5,000
Issuance of common stock	25,000	-	40,000

Net cash provided by financing activities	29,000	-	45,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	20,253	(4,553)	21,363

CASH AND CASH EQUIVALENTS -
BEGINNING PERIOD	1,110	6,785	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,363	$2,232	$21,363-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Common stock issued for services	$-	$-	$10,000

The Accompanying Notes are an Integral Part of These Financial Statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS

The unaudited interim financial statements included herein have been prepared by Expert Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit) and cash flows for the periods presented.

The Company, a development stage company, was incorporated in the State of Nevada on April 16, 2002.  The Company is engaged in the business of bringing various golf products to the retail golf market.  The first product the Company will bring to market will be the "Swing Plane, Plane Stick" a golf swing trainer.  The Company will bring the Swing Plane, Plane Stick to the retail golf market through direct response marketing, along with a retail rollout strategy through chain sporting good stores, golf retail and pro shops.  Invented by a Swing Plane Enterprises LLC founder and a PGA Member, the "Swing Plane, Plane Stick" swing trainer helps golfers cure a number one swing fault in golf, the dreaded "over the top" swing, which produces slices, pulls and numerous other poor golf shots.  Due to its unique design features, the "Swing Plane, Plane Stick" can also aid in eliminating a wide array of other swing faults.  In fact, The "Swing Plane, Plane Stick" in its short existence has already evolved into what is now known as the "Swing Plane, Plane Stick Training System" consisting of over twenty different uses.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS (CONTINUED)

Currently, many instructors nationwide and over 50 of Golf Magazines Top 100 Instructors are using the "Swing Plane, Plane Stick" as an integral part of their teaching curriculums.  With approximately 65,000,000 golfers worldwide the Company has yet to even scratch the surface of the market potential.  The Company plans on capitalizing on its distribution network in the specialty golf market and retail sporting goods stores, to bring "Swing Plane, Plane Stick" and other proprietary golf products, to the retail golf market.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the  raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized in the period the services are performed and costs are recorded in the period incurred rather than paid for.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2005.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred no such expenses since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 3 - STOCKHOLDERS' DEFICIT

On April 16, 2002 the Company was formed with one class of common stock, par value $.001. The Company authorized 25,000,000 shares of common stock.

In July 2002, the Company issued 5,000,000 shares of stock to its officer for services related to the formation of the Company.  Theses shares were issued at par value ($5,000), the fair value of the Company's common stock at the time of issuance.

In December 2003, the Company issued 5,000,000 shares to its officer for services.  In November of 2004, the Company canceled 4,875,000 of these shares.  The services were valued at $5,000.  The Company has retroactively reflected the cancellation of these shares back to 2003.

In December 2003, the Company issued 250,000 shares for cash of $10,000.

In May 2004, the Company issued 125,000 shares of common stock for cash of $5,000.

In February 2005, the Company issued 500,000 shares of common stock for cash of $25,000.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company has incurred net losses since its inception including the three months ended March 31, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2005 and 2004, deferred tax assets consist of the following:

                                                                           2005               2004

Deferred tax assets                                     $   10,090        $    5,380

Less:  valuation allowance                            (10,090)           (5,380)

                                                                    $             -0-       $          -0-

At March 31, 2005 and 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $33,637 and $17,933, respectively available to offset future taxable income through 2023.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - NOTES PAYABLE

On December 14, 2004 the Company entered into an agreement with Corporate Communications Network, Inc. for $1,000.  This amount does not bear interest and is due on demand.  The note has been reflected as a current liability on the balance sheet at March 31, 2005.

On January 11, 2005, the Company entered into an agreement with Corporate Communications Network, Inc. for $4,000.  This amount does not bear interest and is due on demand.  The note has been reflected as a current liability on the balance sheet at March 31, 2005.

Item 2. Management's Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Expert Systems, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Expert Systems' actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

We were incorporated on April 16, 2002, and have not yet begun our planned principal operations.  ESI is a startup and has not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of ESI.

Total expenses for the three months ended March 31, 2005 were $8,622, consisting of general and administrative expenses in the amount of $6,031 and professional fees totaling $2,591.  For the three months ended March 31, 2004, we incurred aggregate expenses in the amount of $4,427, consisting of $663 in general and administrative expenses and $3,864 in professional fees.  Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan.  Total expenses since our inception to March 31, 2005 were $33,637, of which $10,964 is attributable to general and administrative expenses and $22,673 in professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2005 and 2004, our net losses were $8,622 and $4,527, respectively.  From the date of our inception to March 31, 2005, we had a cumulative deficit of $33,637.  We do not anticipate maximizing income during the fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of March 31, 2005 of $21,363 is sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $40,000 in cash from various sales of our common stock.  We also issued shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000.  Additionally, we issued notes payable for an aggregate of $5,000, which notes do not bear interest and are due on demand by the note holders.

Generating sales in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  We plan to outsource the production of our products, thus our management's responsibilities are mainly administrative.  While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us as independent contractors and will be paid on a commissioned basis.  Thus, these representatives are not intended to be employees of our company.

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

We have identified two other golf instructional aids that could broaden our product offerings: the Swing Mate Speed Meter and David Leadbetter's LazerGuide.  We have no relationships to distribute these items and cannot assure you that we will bring these to market.

Two key objectives have been identified as critical success factors in order for ESI to implement its planned business operations:

1.

Branding the product and building national brand name recognition:  ESI's objective is to gain general acceptance of the Plane Stick with retail consumers.  Up to 10% of the proceeds of this offering is expected to be used on marketing efforts and branding the product.

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

○

National, regional and local media pricing, including broadcast, conventional and electronic direct mail and print;

○

Target markets research to determine the best way to reach golf consumers and green grass professionals through the various advertising mediums;

○

Investigating an airing schedule to include a combination of both long- and short-form infomercials; and

○

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Brandon Winton

(b) William Brent Griffin

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 filed on September 2, 2004, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

By: /s/ Brandon Winton
Brandon Winton, President

May 11, 2005