Form 10QSB/A
period 2005-03-31
EXPERT SYSTEMS INC
filed 2005-05-20
CIK 717945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Yes [ ] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,000,000


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