Form 10QSB
period 2005-06-30
EXPERT SYSTEMS INC
filed 2005-08-09
CIK 717945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-118799

EXPERT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0375035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6900 East Princess Drive #2176 Phoenix, Arizona	85054
(Address of principal executive offices)	(Zip Code)

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

EXPERT SYSTEMS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET - UNAUDITED

JUNE 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$15,897

Total Current Assets	15,897

TOTAL ASSETS	$15,897

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Note Payable	$5,000

Total Current Liability	5,000

Total Liability	5,000

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
6,000,000 shares issued and outstanding	6,000
Additional paid-in capital	44,000
Deficit accumulated during the development stage	(39,103)

Total Stockholders' Equity	10,897

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,897

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	June 30,	June 30,	June 30,	June 30,	April 16, 2002 through
	2005	2004	2005	2004	June 30, 2005

OPERATIVE REVENUES
Sales	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	-

OPERATING EXPENSES
Professional fees	3,192	3,965	601	101	23,274
General and administrative expenses	10,896	1,171	4,864	508	15,829
Total Operating Expenses	14,088	5,136	5,465	609	39,103

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(14,088)	(5,136)	(5,465)	(609)	(39,103)
provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(14,088)	$(5,136)	$(5,465)	$(609)	$(39,103)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,856,354	5,400,412	6,000,000	5,425,824

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,088)	$(5,136)	$(39,103)
Adjustments to reconcile net loss to net cash
used in operating activities:

Common stock issued for services	-	-	10,000

Changes in assets and liabilities
(Decrease) in accounts payable	(125)	(28)	-

Total adjustments	(125)	(28)	10,000

Net cash (used in) operating activities	(14,213)	(5,164)	(29,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,000	-	5,000
Issuance of common stock	25,000	5,000	40,000

Net cash provided by financing activities	29,000	5,000	45,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	14,787	(164)	15,897

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,110	6,785	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,897	$6,621	$15,897

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for services	$-	$-	$10,000

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS

The unaudited interim condensed financial statements included herein have been prepared by Expert Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity and cash flows for the periods presented.

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

JUNE 30, 2005 AND 2004

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

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2005.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30,
	2005	2005

Net loss	$(14,088)	$(5,136)

Weighted average common shares outstanding (Basic)
	5,856,354	5,400,412

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)
	5,856,354	5,400,412

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company currently has no potentially dilutive securities outstanding.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations.  The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations.  Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure," an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method.  Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company's common

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

NOTE 3 - NOTES PAYABLE

On December 14, 2004 and January 11, 2005, the Company entered into two agreements with Corporate Communications Network, Inc. for $1,000 and $4,000, respectively. These notes do not bear interest and are due on demand. These notes have been reflected as a current liability on the balance sheet as of  June 30, 2005.

NOTE 4 - STOCKHOLDERS' DEFICIT

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company has incurred net losses since its inception including the three months ended June 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - PROVISION FOR INCOME TAXES

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

At June 30, 2005, deferred tax assets consist of the following:

Deferred tax assets                                     $   11,730

Less:  valuation allowance                             (11,730)

                                                                    $          -0-

At June 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $39,103 available to offset future taxable income through 2023.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Plan of Operation

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

Management's Discussion and Plan of Operation

We were incorporated on April 16, 2002, and have not yet begun our planned principal operations.  ESI is a startup and has not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of ESI.

Total expenses for the three months ended June 30, 2005 were $5,465, consisting of general and administrative expenses in the amount of $4,864 and professional fees totaling $601.  For the three months ended June 30, 2004, we incurred aggregate expenses in the amount of $609, consisting of $508 in general and administrative expenses and $101 in professional fees.  Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan.  For the six months ended June 30, 2005, we incurred expenses in the amount of $14,088, consisting of $10,896 in general and administrative expenses and $3,192 in professional fees.  In the six months ended June 30, 2004, our total expenses were $5,136, made up of $1,171 in general and administrative and $3,965 in professional fees.  Total expenses since our inception to June 30, 2005 were $39,103, of which $15,829 is attributable to general and administrative expenses and $23,274 to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended June 30, 2005 and 2004, our net losses were $5,465 and $609, respectively.  During the six months ended June 30, 2005 and 2004, we incurred net losses in the amount of $14,088 and $5,136, respectively.  From the date of our inception to June 30, 2005, we had a cumulative deficit of $39,103.  We do not anticipate maximizing income during the fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of June 30, 2005 of $15,897 is sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $40,000 in cash from various sales of our common stock.  We also issued shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000.  Additionally, we issued notes payable for an aggregate of $5,000, which notes do not bear interest and are due on demand by the note holders.

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

*

National, regional and local media pricing, including broadcast, conventional and electronic direct mail and print;

*

Target markets research to determine the best way to reach golf consumers and green grass professionals through the various advertising mediums;

*

Investigating an airing schedule to include a combination of both long- and short-form infomercials; and

*

Utilizing the services of a third-party inbound direct response marketing call center company that can provide multiple response routes and immediate access to ordering.

2.

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

PART II - OTHER INFORMATION

Use of Proceeds

On February 2, 2005, our Securities Act registration statement on Form SB-2, Commission file number 333-118799, became effective.  The offering of securities proposed therein had commenced upon effectiveness and was terminated after the sale of 500,000 shares of our common stock sold on a best-efforts, self-underwritten basis.  On February 23, 2005, we filed a post-effective amendment to our registration statement to deregister 1,500,000 of our unsold common shares.  The table below sets forth the use of the proceeds raised in the offering, to date:

	Allocated	Actual
Gross Proceeds
Offering Proceeds	$25,000	$25,000
Offering Expenses	6,000	5,608
Net Proceeds from Offering	19,000	19,392

Use of Net Proceeds
Computer Hardware & Software	3,000	0
Website Development & Maintenance	5,000	5,445
Marketing	1,000	0
General Working Capital[2]	8,000	3,312
Office Supplies	1,000	530
Salaries	0	0
Office Furniture	1,000	0

Total Use of Net Proceeds	19,000	9,287

Total Proceeds Available for Use	$25,000	$25,000

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Brandon Winton

(b) William Brent Griffin

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on September 2, 2004, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Brandon Winton	President and	August 8, 2005
Brandon Winton	Chief Executive Officer