Form 10QSB
period 2005-09-30
EXPERT SYSTEMS INC
filed 2005-10-26
CIK 717945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

EXPERT SYSTEMS, INC.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Management's Discussion and Plan of Operation	14
Controls and Procedures	16
PART II - OTHER INFORMATION	18
Use of Proceeds	19
Exhibits and Reports on Form 8-K	20
SIGNATURES	21

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on February 25, 2005, and subsequent amendments made thereto.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET - UNAUDITED

SEPTEMBER 30, 2005

ASSET

Current Asset:
Cash and cash equivalents	$12,683
Inventory	274

Total Current Asset	12,957

TOTAL ASSET	$12,957

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Notes Payable	$5,000

Total Current Liability	5,000

Total Liability	5,000

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
6,000,000 shares issued and outstanding	6,000
Additional paid-in capital	44,000
Deficit accumulated during the development stage	(42,043)

Total Stockholders' Equity	7,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,957

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	September 30,	September 30,	September 30,	September 30,	April 16, 2002 (Inception) through
	2005	2004	2005	2004	September 30, 2005

OPERATIVE REVENUES
Sales	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	-

OPERATING EXPENSES
Professional fees	4,310	6,223	1,117	2,257	24,391
General and administrative expenses	12,718	3,881	1,823	2,710	17,652
Total Operating Expenses	17,028	10,104	2,940	4,968	42,043

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(17,028)	(10,104)	(2,940)	(4,968)	(42,043)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(17,028)	$(10,104)	$(2,940)	$(4,968)	$(42,043)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,902,930	5,433,850	6,000,000	5,500,000

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 (Inception) through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,028)	$(10,104)	$(42,043)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities
(Increase) in inventory	(274)	-	(274)
Increase (Decrease) in accounts payable	(125)	84	-

Total adjustments	(399)	84	9,726

Net cash (used in) operating activities	(17,427)	(10,020)	(32,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,000	-	5,000
Issuance of common stock	25,000	5,000	40,000

Net cash provided by financing activities	29,000	5,000	45,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	11,573	(5,020)	12,683

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,110	6,785	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,683	$1,765	$12,683

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Common stock issued for services	$-	$-	$10,000

The accompanying notes are an integral part of these condensed financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

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

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

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

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized in the period the services are performed and costs are recorded in the period incurred rather than paid for.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2005.

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

Net loss	$ (17,028)	$ (10,104)

Weighted average common shares
outstanding (Basic)	5,902,930	5,433,850

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,902,930	5,433,850

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

NOTE 3 - NOTES PAYABLE

On December 14, 2004 and January 11, 2005, the Company entered into two agreements with Corporate Communications Network, Inc. for $1,000 and $4,000, respectively. These notes do not bear interest and are due on demand. These notes have been reflected as a current liability on the balance sheet as of September 30, 2005.

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

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

NOTE 5 - GOING CONCERN

As shown in the accompanying condensed financial statements, as is typical of companies going through the development stage, the Company has incurred net losses since its inception including the nine months ended September 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

At September 30, 2005, deferred tax assets consist of the following:

Deferred tax assets                                     $   14,715

Less:  valuation allowance                             (14,715)

                                                                    $            -0-

At September 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $42,043 available to offset future taxable income through 2023.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Total expenses for the three months ended September 30, 2005 were $2,940, consisting of general and administrative expenses in the amount of $1,823 and professional fees totaling $1,117.  For the three months ended September 30, 2004, we incurred aggregate expenses in the amount of $4,968, consisting of $2,710 in general and administrative expenses and $2,258 in professional fees.  For the nine months ended September 30, 2005, we incurred expenses in the amount of $17,028, consisting of $12,718 in general and administrative expenses and $4,310 in professional fees.  In the nine months ended September 30, 2004, our total expenses were $10,104, made up of $3,881 in general and administrative and $6,223 in professional fees.  Management believes that any changes in expenditures can be ascribed to the implementation and execution of the business plan.  Total expenses since our inception to September 30, 2005 were $42,043, of which $17,652 is attributable to general and administrative expenses and $24,391 to professional fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended September 30, 2005 and 2004, our net losses were $2,940 and $4,968, respectively.  During the nine months ended September 30, 2005 and 2004, we incurred net losses in the amount of $17,028 and $10,104, respectively.  From the date of our inception to September 30, 2005, we had a cumulative deficit of $42,043.  We do not anticipate maximizing income during the fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of September 30, 2005 of $12,683 is sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $40,000 in cash from various sales of our common stock.  We also issued shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000.  Additionally, we issued notes payable for an aggregate of $5,000, which notes do not bear interest and are due on demand by the note holders.

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

Plan of Operation

We intend to establish ourselves as a direct response marketing company.  ESI plans to distribute golf products to the retail golf market and golf pro shops.  We will initially focus our efforts on marketing the Swing Plane, Plane Stick swing trainer created by Swing Plane Enterprises.  We entered into a licensing agreement with Swing Plane Enterprises to distribute the Swing Plane, Plane Stick.  Unfortunately, Swing Plane Enterprises has ceased operations.  As a result, our licensing agreement is no longer valid and cannot obtain additional quantities of the Swing Plane, Plane Stick.  We currently have three Swing Planes in inventory.

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

	Allocated	Actual
Gross Proceeds
Offering Proceeds	$25,000	$25,000
Offering Expenses	6,000	5,608
Net Proceeds from Offering	19,000	19,392

Use of Net Proceeds
Computer Hardware & Software	3,000	0
Website Development & Maintenance	5,000	5,645
Marketing	1,000	0
General Working Capital	8,000	6,052
Office Supplies	1,000	530
Salaries	0	0
Office Furniture	1,000	0

Total Use of Net Proceeds	19,000	12,227

Total Proceeds Available for Use	$25,000	$25,000

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Brandon Winton

(b) William Brent Griffin

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on September 2, 2004, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Brandon Winton	President and	October 25, 2005
Brandon Winton	Chief Executive Officer