Form 10KSB
period 2005-12-31
EXPERT SYSTEMS INC
filed 2006-01-30
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 333-118799

EXPERT SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6900 E. Princess Drive #2176 Phoenix, Arizona	85054
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 659-8036

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $43,750 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 15,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [	] No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT’S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

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

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Expert Systems, Inc. was incorporated in the State of Nevada on April 16, 2002. ESI, a development stage company, plans to distribute golf-related merchandise in the retail golf industry. The primary market for ESI’s services will be Arizona because the company’s headquarters is located in that State, and our officers and directors have potential business contacts in the Arizona golf community. ESI has yet to commence planned operations. As of the date of this Annual report, ESI has had only limited start-up operations and has not generated any revenues.

On January 13, 2004, we entered into a license agreement with Swing Plane Enterprises, LLC to distribute the Plane Stick Training System. The agreement provided us with a non-exclusive license to sell the Plane Stick in North America. Unfortunately, Swing Plane Enterprises has ceased operations. As a result, our licensing agreement is no longer valid and we cannot obtain additional quantities of the Swing Plane, Plane Stick. We do not have any products in inventory nor relationships with distributors to obtain additional inventory items. As a result, we currently have limited revenue generating potential.

The Company has $4,070 in cash on hand as of December 31, 2005. We do not believe these funds are sufficient to continue operating as a going concern for the foreseeable future. We are currently seeking avenues to obtain additional capital or to pursue a secondary line of business.

ESI’s administrative office is located at 6900 E. Princess Dr. #2176, Phoenix, AZ 85054, telephone (480) 659-8036.

ESI’s fiscal year end is December 31.

Business of Issuer

Principal Products and Services and Principal Markets

Expert Systems, Inc. intends to market golf improvement and learning products designed to promote proper training, fitness and swing mechanics for beginning golfers who want to learn how to play golf, as well as advanced golfers who wish to improve their skills and technique. ESI believes the sport of golf is growing in popularity, particularly among women and senior players. In certain foreign markets, particularly Japan, Germany and Sweden, golf has also experienced significant growth over the last decade. The golf instruction business is premised on a golfer’s continuing desire to improve his or her game, as well as the instruction desired by new golfers. Historically, instruction has been conducted primarily by local golf professionals. In recent years, technological improvements and the interests of both the golf professional and consumer have created a shift towards instructional products and programs.

We previously had a distribution agreement with Swing Plane Enterprises, which has since ceased operations. Currently, we do not have access to any additional products for sale. We plan to seek to evaluate new products to introduce them to the market. Significantly all evaluations will be conducted by our officers and directors. We do not intend to develop any golf merchandise internally. We will rely solely upon the efforts of outside sources to research, develop and refine all products. ESI has no exclusive arrangements with third parties to develop merchandise specifically for us. However, due to our limited operations and lack of significant operating assets, we may be unable to enter into any distribution relationships, or if we do, may be unable to purchase material inventory with which to generate sufficient revenues to meet our ongoing financial obligations.

Distribution Methods of the Products or Services

ESI initially plans to market its products domestically. Our objective is to develop and institute a plan to market our company and products mainly via the Internet. We have established a website at www.expertsystems.us for customers to be able to gain information about us. However, due to the demise of Swing Plane Enterprises, our sole source of marketable product, we have decided to indefinitely suspend any proposed marketing plan until we are able to acquire additional product lines.

Competitive Business Conditions and the Issuer’s Competitive Position

ESI is in a highly competitive market segment. Competitors include several larger and more established companies. All of ESI’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition. Therefore, these competitors have a significantly greater ability to attract clients. In addition, many of these competitors are able to devote greater resources than ESI to the development, promotion and sale of services. There can be no assurance that ESI’s current or potential competitors will not develop products and services comparable or superior to those to be offered by ESI. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will materially and adversely affect ESI’s business, results of operation and financial condition. However, the loss of our sole distributor has significantly negatively affected our competitive position.

Sources and availability of raw materials and the names of principal suppliers

The manufacturer of our sole product line has ceased its operations. As a result, we have no relationships to distribute any products and cannot assure you that we will be able to develop any in the future.

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

Reports to Security Holders

1.	After this offering, we will furnish our shareholders with audited annual financial reports certified by our independent accountants.

2.

After this offering, we will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials Salon Impressions files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we offer. Our business will be seriously harmed if we are unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Additionally, we may be unable to establish alternative sources of supply for any products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.

Because Of Competitive Pressures From Competitors With More Resources ESI May Fail To Implement Its Business Model Profitably.

ESI is entering a highly competitive market segment. Our expected competitors include several larger and more established companies in the instructional golf product niche or the market for golf merchandise in general. Generally, ESI’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition. Therefore, these competitors have a significantly greater ability to attract clients. In addition, many of these competitors are able to devote greater resources than ESI to the development, promotion and sale of services. There can be no assurance that ESI’s current or potential competitors will not develop products and services comparable or superior to those to be offered by ESI. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will materially and adversely affect ESI’s business, results of operation and financial condition. However, the loss of our sole distributor has significantly negatively affected our competitive position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2005, Expert Systems, Inc., a Nevada corporation (the “Issuer” or “EXSM”), filed an amendment to its articles of incorporation, whereby the Issuer increased the number of common shares it is authorized to issue from 25,000,000 shares, par value $0.001, to 100,000,000 shares.

Additionally, effective December 30, 2005 Expert Systems, Inc., a Nevada corporation (the “Issuer” or “EXSM”), effected a forward stock split on a 2.5:1 (two-and one-half to one) basis. There is no mandatory recall and certificates will be payable upon surrender.

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

Shares Available Under Rule 144

As of December 31, 2005, there were 12,812,500 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. Of the 12,187,500 shares, 12,500,500 shares are held by Brandon Winton and 312,500 are held by William Brent Griffin, both of whom are our affiliates, as that term is defined in Rule 144(a)(1).

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, we have 15,000,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record. Our transfer agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
2.	The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In December 2005, the Board of Directors of ESI authorized a 2.5 to 1 forward stock split. All reference to the common stock of ESI have been adjusted to reflect post-split amounts.

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

Recent Registered Offering

The Form SB-2 Registration Statement filed by ESI and deemed effective by the U.S. Securities and Exchange Commission as of February 1, 2005 (SEC File No. 333-118799), offered a minimum of 400,000 and a maximum of 2,000,000 shares of the Company’s $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold by the Company to 20 investors in conjunction with the registered offering for an aggregate of $25,000.00. On February 23, 2005, we closed the offering and deregistered the unsold shares.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ESI was incorporated in the State of Nevada on April 16, 2002. Our efforts to date have focused primarily on the development and implementation of our business plan. No development related expenses have been or will be paid to affiliates of ESI. ESI is a startup company and has not realized any revenues. We had an agreement with Swing Plane Enterprises to distribute a golf instructional tool, the Plane Stick, which we carry in our inventory. In the fourth quarter of 2005, we were made aware that Swing Plane Enterprises has ceased to operate and our distribution agreement can no longer be enforced.

Total expenses for the year ended December 31, 2005 were $25,771, consisting solely of professional fees in the amount of $22,316 and $3,455 in general and administrative expenses. For the year ended December 31, 2004, we incurred total operating expenses of $11,609, consisting of $9,082 in professional fees and $2,527 in general and administrative expenses. The significant increase in expenses from 2004 to 2005 is mainly attributable to our efforts to execute our planned principal operations. Total expenses since our inception in April 16, 2002 were $50,786, all of which is attributable to professional fees and general and administrative expenses. Although we expect to continue to incur general and administrative expenses for the foreseeable future, we cannot estimate the extent of these costs.

As a result of our lack of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. For the years ended December 31, 2005 and 2004, our aggregate loss was $25,771 and $11,609, respectively. From the date of our inception to December 31, 2005, we had a retained deficit of $50,786. We expect to incur ongoing losses for the foreseeable future, as we currently have no suppliers from whom we may obtain saleable merchandise.

Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $40,000 in cash from sales of our common stock. In addition, we issued 5,125,000 shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000. Please refer to Part II, Item 5 “Market for

Common Equity and Related Stockholder Matters” on page 8 for additional information with regard to these issuances. Additionally, on through December 31, 2005, we have notes payable in the amount of $5,000. This balance does not bear interest and is due on demand.

We believe that our cash on hand as of December 31, 2005 of $4,070 is not sufficient to continue operations for the next at least 12 months. Additionally, we carry a limited amount of inventory, ($274), which will severely hamper our ability to generate a significant amount of revenues with which to meet our financial obligations. Furthermore, our current cash balance may be insufficient to purchase additional inventory with which to generate sales. Unless we are able to obtain additional capital infusions, we will be forced to cease operations.

We expect to have negative cash flows for the fiscal year 2005, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

ITEM 7. FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:
Balance Sheets as of December 31, 2005 and 2004	2

Statements of Operations for the Years Ended
December 31, 2005 and 2004 with Cumulative
Totals Since Inception	3

Statements of Changes in Stockholders’ Equity
(Deficit) for the Years Ended December 31, 2005
and 2004 and the Period April 16, 2002 (Inception) through
December 31, 2005	4

Statements of Cash Flow for the Years Ended
December 31, 2005 and 2004 with Cumulative
Totals Since Inception	5

Notes to the Financial Statements	6-	9

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Expert Systems, Inc.

Phoenix, Az

We have audited the accompanying balance sheets of Expert Systems, Inc., a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended with cumulative totals since the Company’s inception April 16, 2002 (inception) for the statements of operations, changes in stockholders’ equity (deficit), and cash flows. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expert Systems, Inc., a development stage company as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the years then ended, and the cumulative totals since the Company’s inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey

January 24, 2006

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2005	2004

ASSET

Current assets:
Cash and cash equivalents	$4,070	$1,110
Inventory	274	—

Total current assets	4,344	1,110

TOTAL ASSET	$4,344	$1,110

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities:
Accounts Payable	$130	$125
Note Payable	5,000	1,000

Total Current Liabilities	5,130	1,125

Total Liabilities	5,130	1,125

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 Par Value, 10,000,000 shares authorized
15,000,000 and 13,750,000 shares issued and outstanding	15,000	13,750
Additional paid in capital	35,000	11,250
Deficit accumulated during the development stage	(50,786)	(25,015)

Total Stockholder’s Equity (Deficit)	(786)	(15)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$4,344	$1,110

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2005	2004	December 31, 2005
OPERATING REVENUES
Sales	$—	$—	$—

COST OF SALES	—	—	—

GROSS PROFIT (LOSS)	—	—	—

OPERATING EXPENSES
Professional Fees	22,316	9,082	43,897
General & administrative expenses	3,455	2,527	4,889
Total Operating Expenses	25,771	11,609	50,786

NET LOSS	$(25,771)	$(11,609)	$(50,786)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	14,818,493	13,626,195

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND PERIOD APRIL 16, 2002(INCEPTION)

THROUGH DECEMBER 31, 2005

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance, April 16, 2002	-	$-	$-	$-	$-

Issuance of shares for services	5,000,000	$5,000	-	-	5,000

Net (loss)for the period April 16, 2002
through December 31, 2002	-	-	-	(5,000)	(5,000)

Balance, December 31, 2002, as restated	5,000,000	5,000	-	(5,000)	-

Issuance of shares for services , net of shares cancelled	125,000	125	4,875	-	5,000

Issuance of shares for cash	250,000	250	9,750	-	10,000

Retroactive restatement of forward stock split
of 2.5 to 1 in December 2005	8,062,500	8,063	(8,063)		-

Net loss for the year ended December 31, 2003	-	-	-	(8,406)	(8,406)

Balance, December 31, 2003, as restated	13,437,500	13,438	6,562	(13,406)	6,594

Issuance of shares for cash	125,000	125	4,875	-	5,000

Retroactive restatement of forward stock split
of 2.5 to 1 in December 2005	187,500	187	(187)		-

Net loss for the year ended December 31, 2004	-	-	-	(11,609)	(11,609)

Balance, December 31, 2004	13,750,000	13,750	11,250	(25,015)	(15)

Issuance of shares for cash	500,000	500	24,500	-	25,000

Effect of forward stock split of 2.5 to 1	750,000	750	(750)	-	-

Net loss for the year ended December 31, 2005	-	-	-	(25,771)	(25,771)

Balance, December 31, 2005	15,000,000	$15,000	$35,000	$(50,786)	$(786)

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			April 16, 2002 through
	2005	2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,771)	$(11,609)	$(50,786)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	—	—	10,000

Changes in assets and liabilities
Increase in inventory	(274)	—	(274)
Increase (decrease) in accounts payable	5	(66)	130

Total adjustments	(269)	(66)	9,856

Net cash (used in) operating activities	(26,040)	(11,675)	(40,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	25,000	5,000	40,000
Proceeds from note payable	4,000	1,000	5,000

Net cash provided by financing activities	29,000	6,000	45,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,960	(5,675)	4,070

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	1,110	6,785	—

CASH AND CASH EQUIVALENTS-END OF YEAR	$4,070	$1,110	$4,070

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$—	$—	$10,000

The accompanying notes are an integral part of these financial statements.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 -	NATURE OF BUSINESS

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

Currently, many instructors nationwide and over 50 of Golf Magazines Top 100 Instructors are using the “Swing Plane, Plane Stick” as an integral part of their teaching curriculums. With approximately 65,000,000 golfers worldwide the Company has yet to even scratch the surface of the market potential. The Company plans on capitalizing on its distribution network in the specialty golf market and retail sporting goods stores, to bring “Swing Plane, Plane Stick” and other proprietary golf products, to the retail golf market.

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

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005 and 2004.

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

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform with the current year presentation. These reclassifications have no effect on net loss or stockholders’ deficiency as previously reported.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004

Net loss	$(25,771)	$(11,609)

Weighted average common shares
outstanding (Basic)	14,818,493	13,626,195

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	14,818,493	13,626,195

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

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 3-	NOTES PAYABLE

On December 14, 2004 and January 11, 2005, the Company entered into two agreements with Corporate Communications Network, Inc. for $1,000 and $4,000, respectively. These notes do not bear interest and are due on demand. These notes have been reflected as a current liability on the balance sheet as of December 31, 2005 and 2004.

NOTE 4-	STOCKHOLDERS’ DEFICIT

On April 16, 2002 the Company was formed with one class of common stock, par value $.001. The Company authorized 25,000,000 shares of common stock. In December 2005, increased the number of authorized shares to 100,000,000. Also in December 2005, the Company authorized a 2.5 to 1 forward stock split. All shares are reflected on a post-split basis.

In July 2002, the Company issued 12,500,000 shares of stock to its officer for services related to the formation of the Company. Theses shares were issued at par value ($5,000), the fair value of the Company’s common stock at the time of issuance.

In December 2003, the Company issued 12,500,000 shares to its officer for services. In November of 2004, the Company canceled 12,187,500 of these shares. The services were valued at $5,000. The Company has retroactively reflected the cancellation of these shares back to 2003.

In December 2003, the Company issued 625,000 shares for cash of $10,000.

In May 2004, the Company issued 312,500 shares of common stock for cash of $5,000.

In February 2005, the Company issued 1,250,000 shares of common stock for cash of $25,000.

In December 2005, the Company authorized a 2.5 to 1 forward stock split.

EXPERT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 5-	GOING CONCERN

As shown in the accompanying condensed financial statements, as is typical of companies going through the development stage, the Company has incurred net losses since its inception and for the years ended December 31, 2005 and 2004. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6-	PROVISION FOR INCOME TAXES

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

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$ 7,731	$ 7,500
Less: valuation allowance	(7,731)	(7,500)
	$ -0-	$ -0-

At December 31, 2005 and 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $25,771 and $25,015 available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

Brandon Winton	29	President	April 2005 - 2006	1 year(1)

William Brent Griffin	34	Treasurer and Secretary	April 2005 - 2006	1 year(1)

Footnotes:

(1)	Directors hold office until the next annual stockholders’ meeting to be held in 2006 or until a successor or successors are elected and appointed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Brandon Winton	2005	—	—	—	—	—	—	—
President	2004
	2003	—	—	—	—	—	—	—
	2002	—	—	—	5,000	—	—	—

William Brent Griffin	2005
Treasurer and	2004	—	—	—	—	—	—	—
Secretary	2003	—	—	—	—	—	—	—
	2002	—	—	—	5,000	—	—	—

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class
			Before Offering	After Offering

Common	Brandon Winton, President and CEO	12,500,000	90.91%	83.33%

Common	William Brent Griffin, Vice-President and Secretary	312,500	2.27%	2.08%

	All Directors and Officers as a group (2 persons)	12,812,500	93.18%	85.41%

Footnotes:

(1)	The address of officers and directors in the table is c/o Expert Systems, Inc., 6900 E. Princess Drive #2176,
Phoenix, AZ 85054

Change in Control

No arrangements exist that may result in a change of control of Expert Systems, Inc.

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
a. Brand Winton
b. William Brent Griffin

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$ 4,166.00	$ 2,950.00
Audit-related fees	$ 303.75	$ 303.75
Tax fees	$ 250.00	$ 250.00
All other fees	$ 798.00	$ 1,157.76

Total fees	$ 5,517.75	$ 4,661.51

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Expert Systems, Inc.

Signature	Title	Date

/s/ Brandon Winton	Chief Executive Officer and	January 28, 2006
Brandon Winton	President

/s/William Brent Griffin	Secretary/Treasurer
William Brent Griffin	Chief Financial Officer	January 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Expert Systems, Inc.

Signature	Title	Date

/s/ Brandon Winton	Chief Executive Officer and	January 28, 2006
Brandon Winton	President

/s/William Brent Griffin	Secretary/Treasurer
William Brent Griffin	Chief Financial Officer	January 28, 2006