Form 10QSB
period 2006-03-31
FOLDERA, INC
filed 2006-05-15
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________

Commission File No.:  333-118799

FOLDERA, INC.
(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17011 Beach Blvd., Suite 1500
Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

           (714) 766-8700
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [_] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [ X ]

As of May 11, 2006, 25,118,330 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Foldera, Inc.

March 31, 2006 Form 10-QSB Quarterly Report

Table of Contents
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at March 31, 2006	2

Unaudited Consolidated Statements of Operations for the Three Month Periods ended March 31, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to March 31, 2006	3

Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to March 31, 2006	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	22

Part II Other Information	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	25

Part I Financial Information

Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,585,259
Prepaid expenses and other current assets	97,793
Deferred expenses	281,240
TOTAL CURRENT ASSETS	4,964,292

CERTIFICATE OF DEPOSIT	64,434

PROPERTY AND EQUIPMENT	1,272,641

SECURITY DEPOSIT	31,823

$6,333,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$494,891
Current portion of capital lease obligations	92,253
TOTAL CURRENT LIABILITIES	587,144

CAPITAL LEASE OBLIGATIONS, net	92,201

TOTAL LIABILITIES	679,345

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,118,330 shares issued and outstanding	25,118
Additional paid in capital	16,309,213
Deficit accumulated during development stage	(10,680,485)
TOTAL STOCKHOLDERS’ EQUITY	5,653,845

$6,333,190

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Cumulative from
			December 3, 2001
	For the three month periods ended March 31		(inception) to
	2006	2005	March 31, 2006

NET SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,830,982	310,852	10,629,486

OPERATING LOSS	(1,830,982)	(310,852)	(10,629,486)

OTHER (INCOME) EXPENSE
Loss on settlement of debt	-	-	64,022
other expenses	-	98	4,492
Interest (income) expense	(12,275)	-	(17,515)
TOTAL OTHER (INCOME) EXPENSE	(12,275)	98	50,999

NET LOSS	$(1,818,707)	$(310,950)	$(10,680,485)

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.01)	$(0.47)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	24,232,492	22,903,430	22,907,202

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			December 3, 2001
	For the three month periods ended March 31		(inception) to
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,818,707)	$(310,950)	(10,680,485)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	80,080	10,525	215,011
Loss on settlement of debt	-	-	64,022
Write off property & equipment	-	-	9,533
Issuance of shares for services	150,000	-	2,177,508
Issuance of warrants for services	235,737	-	235,737
Issuance of stock options for services	39,050	-	39,050
Issuance of stock options for compensation	33,323	-	2,209,994
Shares issued for acquisition of software	-	-	625000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(40,958)	-	(97,793)
Deposits	-	-	(96,257)
Accounts payable, accrued expenses and other liabilities	39,709	(6,619)	373,428
Total adjustments	536,941	3,906	5,755,233

NET CASH USED IN OPERATING ACTIVITIES	(1,281,766)	(307,044)	(4,925,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(514,968)	-	(1,083,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,800,115	296,694	10,940,801
Payment to shareholders of legal acquiree	(175,000)	-	(175,000)
Payment to related parties	(2,000)	-	(3,016)
Receipts from related parties	-	(250)	3,016
Payments for lease equipments	(67,167)	-	(171,581)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,555,948	296,444	10,594,220

NET DECREASE IN CASH & CASH EQUIVALENTS	(240,786)	(10,600)	4,585,259

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD	4,826,045	10,600	-

CASH & CASH EQUIVALENTS - END OF PERIOD	$4,585,259	$-	$4,585,259

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Basis of Presentation

Taskport, Inc. (“TI”), a California corporation, was incorporated in 2001 to develop a proprietary, web-based software system that enables users to work collaboratively in a highly organized fashion within a shared electronic workspace.

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby, Expert Systems, Inc. issued 22,828,430 shares to acquire 100% of TI’s stock. Expert Systems, Inc. had 2,139,900 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI own approximately 92% of the combined entity. Accordingly, the merger is accounted for as reverse acquisition of Expert Systems, Inc. by TI and it resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended March 31, 2006 include both, Foldera, Inc. (from the acquisition date) and TI (for full period) while the historical results for the period ended March 31, 2005 includes only TI.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. The Company anticipates generating revenue from two primary sources: the up-selling of Premium Services; and, Paid Search.

The Company anticipates deriving Premium Service revenue from the sale of extra data storage, vanity email, domain hosting, custom branding and technical support, which will be recorded when the service has been provided to clients or, in the case of extra storage, on an accrual basis, after monthly fees have been billed to clients.

Another anticipated revenue source is Paid Search. The Company anticipates that each time a user uses the Company’s embedded search box and clicks on an ad of an advertiser in the search network, revenue will be generated. Revenue will be recognized on a daily basis, based upon reported revenue from the selected search company.

Depreciation and Amortization

Property and equipment are being depreciated on the straight-line basis over the following estimated useful lives:

Machinery & equipment	2-5 years
Leasehold improvements	10 years
Furniture & fixture	5-7 years

Included in property and equipment is approximately $281,591 assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $80,000.

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $80,080 and $10,525, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of March 31, 2006:

Machinery & equipment	$1,332,420
Furniture & fixture	150,729
Software	1,466
Accumulated depreciation	(211,973)
$1,272,641

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

Fair Value of Financial Instruments

The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Recent Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.. Management believes that this statement will not have a significant impact on the financial statements.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accrued expense as of March 31, 2006.

Accrued vacation	$247,856
Property & equipment	237,660
Legal and Accounting	9,375
$494,891

Note 4. Related Party Transaction

In March, 2005, the Company, through TI, entered into an engagement agreement with CFO 911 pursuant to which CFO 911 agreed to provide services to TI including assistance in completing TI’s business plan and performing due diligence on TI’s financial projections for reasonableness and accuracy from a financial investor’s perspective. The Company agreed to pay CFO 911 a total of $10,000 for these services. The Company may engage CFO 911 to perform other services. The Company’s Chief Financial Officer is associated with CFO 911, and is the brother of an associate of Brookstreet Securities Corporation, the placement agent of two private placements by TI.

The Company has entered into reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 75,000 share of common stock to CFO 911.

In March 2004, the Company, through TI, entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and further agreed to issue to him 50,000 shares of common stock upon commencement, an additional 75,000 shares upon TI’s receipt of at least $3,000,000 of financing, and up to an additional 175,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful beta launch of TI’s service, the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the period ended March 31, 2006, the Company paid $30,000 to Jnan Dash pursuant to the above agreement.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

The Company entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 5. Stockholder’s Equity

Following is the summary of transactions during the three month period ended March 31, 2006.

1.
From January 2006 through March 31, 2006, the Company sold a total of 1,082,000 shares of its common stock in its second private placement offering in which Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $333,884, amounted to $ 1,800,115.

Following the closing of its second private placement offering in February 2006, the Company issued warrants to the placement agent to purchase 307,215 shares of its common stock at a price of $1.00 per share and 637,856 shares of its common stock at a price of $2.00 per share.

The proceeds from the issuance of these shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001% , dividend yield of 0% and expected life of 5 years.

2.	On February 13, 2006, the Company issued 2,139,900 shares of its common stock and $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at par value.

3.
On February 13, 2006, the Company issued 75,000 shares to CFO 911 as part of its reverse merger and according to the terms of agreement with CFO 911, as referred in note 4 . These shares have been recorded at fair value of $ 150,000, which is based on the price of shares issued close to the date of services rendered.

4.
On February 13, 2006, the Company issued 755,000 warrants to outside service providers against investor relations and marketing services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $ 330,966 is being expensed over the term of the related agreements.

5.
On February 15, 2006, the Company issued 85,000 warrants to an outside service provider against legal services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001% , dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $186,011 has been expensed in the three months ended March 31, 2006.

6.
On February 13, 2006, the Company issued 2,175,000 options to employees and 50,000 options to outside consultants. The fair value of the options was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The options vest over a period of three years. During the three months ended March 31, 2006, the Company recorded $72,373 as expense relating to these options.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)
Warrants outstanding:

Number of Warrants
Outstanding at December 31, 2005	522,320
Granted	1,785,071
Exercised	-
Outstanding at March 31, 2006	2,307,391

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.25-$2.00	2,307,391	4.7 years	$1.47	2,307,391	$1.47

The weighted-average assumptions used in estimating the fair value of warrants granted during the period, along with the weighted-average grant date fair values, were as follows.

Expected volatility	0.001%
Expected life in years	10 years
Risk free interest rate	5.8%
Dividend yield	0%

Note 6. Income Taxes

Through March 31, 2006, the Company incurred net operating losses for tax purposes of approximately $10,646,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2025. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2010. The availability of the Company’s net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of March 31, 2006 is $4,272,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at March 31, 2006 are as follows:

Net operating loss	$4,259,000
Stock option	13, 000
$4,272,000

Note 7. Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 income tax and $7,820 interest during the period ended March 31, 2006.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

Cash from operating and investing activities for the three months ended March 31, 2006 excludes the effect of $237,660 of property and equipment acquired on account .

Note 8. Stock-Based Compensation

Stock-Based Compensation Plan

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 3,000,000 shares under the Plan.

In February 2006, options to purchase 2,225,000 shares of common stock were granted under the Plan and 775,000 shares were available for future option grants. No options have been exercised as of the date of this report.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Impact of Adoption of SFAS No. 123-R in Q1 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $33,323, or $0.0 per basic and diluted share in the first quarter of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $33,323 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first quarter of 2005, no expense was recorded as the Company did not have any stock options awarded during that period. Accordingly, pro forma information is not disclosed.

Methods of Estimating Fair Value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

Expected volatility	0%
Expected life in years	10 years
Risk free interest rate	5%
Dividend yield	0%

Under SFAS No 123-R, the Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

Stock compensation expense recognized in the first quarter of 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 9. Commitments

(a)	SAVVIS agreement:

On December 28, 2004 the Company entered into a collocation agreement with SAVVIS, Inc. SAVVIS is a global information technology (“IT”) utility services provider. With an IT services platform that extends to 47 countries, SAVVIS is an industry leader in delivering secure, reliable, and scalable hosting, network and application services.

Under the terms of this agreement, SAVVIS will provide collocation facilities, cage space, bandwidth, power, backup power and security. The term of the agreement shall continue until the expiration of the last expiring service term.

(b)	Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $28,793 per month in rent under this lease, which expires in September 2010.

(c)	Equipment Leases:

As of March 31, 2006, the Company had entered into capital leases with a strategic vendor for the financing of computer equipment. The Company pays approximately $1,083 per month under these leases, the last of which expires in September of 2007.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating	Total
	Leases	Leases
2006	$78,417	$259,137	$337,554
2007	98,239	345,516	443,755
2008	22,491	345,516	368,007
2009	-	345,516	345,516
2010	-	230,344	230,344
Thereafter	-	-	-
	$199,147	$1,526,029	$1,725,176
Less: Amount representing interest	$14,693
Present value of minimum lease payments	184,454
Less: Current portion	92,253
	$92,201

FOLDERA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(unaudited)

(d) Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals. As of March 31, 2006, the Company had issued 175,000 shares as per terms of the agreement.

On February 13, 2006, the Company entered into a consulting agreement with Equity Performance Group. According to the terms of agreement Equity Performance will render services related to investor relations and communications. The agreement shall be for 90 days terminating on May 1, 2006 and the Company shall pay to the consultants $10,000 per month and issue warrants to purchase 30,000 shares of the Company’s common stock.

(e)  Marketing agreement:

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy will structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement shall be for a twelve month period and the Company will pay $12,500 per month to the Trilogy and issue warrants to purchase 725,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Foldera, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is a free and easy-to-use online service that combines email, instant messaging, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares authorized and 2,139,900 shares issued and outstanding. Pursuant to the merger, all of the 22,828,430 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 24,968,330 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned and the management of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.’s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby Taskport, Inc. was considered to be Expert Systems, Inc.’s accounting acquirer. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

After the merger, we are a proprietary, web-based software system provider continuing the historic business of Taskport, Inc. Our strategy has been to further develop our proprietary Foldera software product.

Critical Accounting Policies

The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require our management’s significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. We anticipate generating revenue from two primary sources: from the up-selling of Premium Services and from Paid Search.

We anticipate deriving Premium Service revenue from the sale of extra data storage, vanity email, domain hosting, custom branding and technical support, which will be recorded when the service has been provided to clients or, in the case of extra storage, on an accrual basis, after monthly fees have been billed to clients.

Another anticipated revenue source is Paid Search. We anticipate that each time a user uses the embedded search box and clicks on an ad of an advertiser in the search network, revenue will be generated. Revenue will be recognized on a daily basis, based upon reported revenue from the selected search company.

Depreciation and Amortization

Property and equipment are depreciated on the straight-line basis over estimated useful lives.

Included in property and equipment is approximately $281,591 assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $80,000.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each client’s financial condition, with terms consistent in the industry and no collateral required. We determine an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period we determine that the receivable is uncollectible.

Fair Value of Financial Instruments

We consider our financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Income Taxes

We follow Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). We have applied SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Recent Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Our management believes that this statement will not have a significant impact on our financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

6.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

7.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

8.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities:

9.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

10.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006 Our management believes that this statement will not have a significant impact on our financial statements.

Financial Condition and Results of Operations for the three-month period year ended March 31, 2006

Revenues

Net Revenues for both of the three-month periods ended March 31, 2006 and March 31, 2005 were zero.

Cost of Sales

Cost of sales for both of the three-month periods ended March 31, 2006 and March 31, 2005 were zero.

Gross Profits

With zero revenue and zero cost of sales, overall gross profits for both of the three-month periods ended March 31, 2006 and March 31, 2005 were also zero.

Operating Expenses

Total operating expenses for the three-month period ended March 31, 2006 increased to $1,818,707, or $0.08 per share, from $310,950, or $0.02 per share, for the three-month period ended March 31, 2005. The overall increase in expenses of $1,507,757, or approximately 485% over the prior year period, is due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Operating Loss/Net Loss

Our operating loss and net loss for the three-month period ended March 31, 2006 increased to $1,818,707, or $0.08 per share, from $310,950, or $0.02 per share, for the three-month period ended March 31, 2005. The increase in operating loss of $1,507,757, or approximately 485% over the prior year period, is primarily due to an increase in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Assets

Assets increased by $6,295,168 to $6,333,190 as of March 31, 2006, or approximately 16,557%, from $38,022 as of March 31, 2005. This increase was due primarily to the acquisition of additional equipment and expanded cash and cash equivalent balances.

Liabilities

Total liabilities increased by $424,068 to $679,345 as of March 31, 2006, or approximately 166%, from $255,277 as of March 31, 2005. The increase was due primarily to an increase in accrued expenses.

Stockholders’ Equity

Stockholders’ equity increased by $5,871,100 to $5,653,845 as of March 31, 2006, or approximately 2,702%, from a deficit of $217,255 as of March 31, 2005. The increase was due primarily to increased financing activity that more than offset a net loss during the three-month period ended March 31, 2006.

Liquidity and Capital Resources

General

Overall, we had a decrease in cash flows of $240,786 for the three months ended March 31, 2006 resulting from $1,281,766 of cash used in operating activities, $514,968 of cash used in investing activities, offset by $1,555,948 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $1,281,766 for the three months ended March 31, 2006 was primarily attributable to a net loss of $1,818,707, the adjustments to reconcile net loss to net cash include, depreciation and amortization expense of $80,080, the issuance of warrants and stock for services of $424,787, employee options expense of $33,323, an increase in accounts payable and accrued expenses of $39,709 and offset slightly by an increase in prepaid expenses of $40,958.

Cash Flows from Investing Activities

Net cash used in investing activities of $514,968 for the three months ended March 31, 2006 was primarily attributable to investment in fixed assets.

Cash Flows from Financing Activities

Net cash of $1,555,948 generated in financing activities in the three months ended March 31, 2006 was primarily due to the issuance of shares for cash of $1,800,115 offset by payment to shareholders of Expert Systems, Inc. of $175,000, payments to related party of $2,000 and payments for leased equipment of $67,167.

Financing

In the three months ended March 31, 2006, our funds from operations were insufficient to fund our daily operations. Therefore, we were required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity

For the three months ended March 31, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors).

External Sources of Liquidity

We will actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders.

During the three-month period ended March 31, 2006, we issued 1,082,000 shares of stock for cash.

As of March 31, 2006, we had entered into nine capital leases with various equipment suppliers in the amount of $281,591, of which $184,454 was outstanding as of March 31, 2006.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal years 2005 and 2006, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent our management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, those relating to our limited operating history, uncertain market acceptance of our products and services, technology changes, competition, changes in our business strategy or development plans, our ability to attract and retain qualified personnel, and our ability to attract substantial additional capital.

Any one of these or other risks, uncertainties, other factors, and any inaccurate assumptions, may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, all of which may be accessed from the Securities and Exchange Commission website at www.sec.gov. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management and our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From June, 2005 through February 2006, and prior to the reverse merger with Expert Systems, Inc. in February 2006, Taskport, Inc. sold a total of 6,300,475 shares of its common stock for aggregate consideration of $10,552,850 in two private placement offerings in which Brookstreet Securities Corporation acted as placement agent. For these issuances, Taskport, Inc. relied on the exemption from the registration requirement of the Securities Act provided by Rule 506 of Regulation D. The shares were sold and issued exclusively to accredited investors (as such term is defined in Rule 501(a) of Regulation D). The investors represented their intention to acquire the shares for investment only and not with a view to distribution thereof. The offer and sales were made without any advertising or general solicitation, and all stock certificates bear a restrictive legend stating that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. Taskport paid commissions to the managing dealer in the aggregate amount of $1,371,870, and issued warrants to the managing dealer to purchase 307,215 shares of Taskport common stock at a price of $1.00 per share and 637,856 shares of Taskport common stock at a price of $2.00 per share. The net proceeds were used for working capital and general corporate purposes and as otherwise set forth in the offering documents.

In connection with the February 2006 reverse merger, Expert Systems, Inc. issued an aggregate of 22,828,430 shares of its common stock to the former holders of Taskport, Inc. common stock and other securities having the right to purchase an additional 3,967,391 shares of its common stock. For these issuances, Expert Systems, Inc. relied on the exemption from the registration requirement of the Securities Act provided by Rule 506 of Regulation D. All of the stockholders of Taskport, Inc. who received such shares in connection with the merger were either accredited investors (as that term is defined in Rule 501(a) of Regulation D), or alone or through a purchaser representative had such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment, and all of whom received information regarding Expert Systems, Inc., Taskport, Inc. and the merger transaction. All stock certificates bear a restrictive legend stating that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On or about February 13, 2006, following completion of the reverse merger, we, after receiving written consent from holders of more than 50% of the outstanding shares of our common stock, filed an amendment to our Articles of Incorporation changing our name to Foldera, Inc.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) 31.1  Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

1. We filed a Current Report on Form 8-K on January 27, 2006 regarding an increase in our authorized capitalization and our forward stock split.

2.  We filed a Current Report on Form 8-K on February 13, 2006 regarding our reverse merger transaction.

3.  We filed a Current Report on Form 8-K on March 7, 2006 regarding our entry into an agreement with Trilogy Capital Partners, Inc., our investor relations firm.

4.  We filed a Current Report (Amendment) on Form 8-K/A on April 10, 2006 regarding our reverse merger transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  FOLDERA, INC.

Dated: May 15, 2006      By: /s/ Richard Lusk
Richard Lusk
Chief Executive Officer and President
(principal executive officer)

Dated: May 15, 2006      By: /s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)