Form 10QSB
period 2006-06-30
FOLDERA, INC
filed 2006-08-14
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________

Commission File No.:  333-118799

FOLDERA, INC.

(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17011 Beach Blvd., Suite 1500
Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

(714) 766-8700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 11, 2006, 101,266,940 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒.

Foldera, Inc.

June 30, 2006 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at June 30, 2006	2

Unaudited Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to June 30, 2006	3

Unaudited Consolidated Statements of Cash Flows for the Three Month and Six Month Periods Ended June 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to June 30, 2006	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	22

Part II Other Information	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Part I Financial Information

Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Balance Sheet
As of June 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,536,696
Prepaid expenses and other current assets	90,409
TOTAL CURRENT ASSETS	2,627,105

CERTIFICATE OF DEPOSIT	65,423

DEFERRED EXPENSES	202,600

PROPERTY AND EQUIPMENT (NET)	1,284,725

SECURITY DEPOSIT	34,493
TOTAL ASSETS	$4,214,346

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses, payroll and taxes	$773,371
Current portion of capital lease obligations	91,997
TOTAL CURRENT LIABILITIES	865,368

CAPITAL LEASE OBLIGATIONS	68,882

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
100,853,320 shares issued and outstanding	100,853
Shares to be issued	21,400
Additional paid in capital	17,673,978
Deficit accumulated during development stage	(14,516,135)
TOTAL STOCKHOLDERS' EQUITY	3,280,096
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,214,346

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three Month Periods Ended June 30,		For the six Month Periods Ended June 30,		Cumulative from December 3, 2001(inception) to
	2006	2005	2006	2005	June 30, 2006

NET SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,858,992	770,647	5,689,973	1,069,542	14,488,478

OPERATING LOSS	(3,858,992)	(770,647)	(5,689,973)	(1,069,542)	(14,488,478)

OTHER INCOME/(EXPENSE)
Loss on settlement of debt	-	(10,002)	-	(21,960)	(64,022)
Other expenses	-	-	-	-	(4,492)
Interest income/(expense)	23,344	(98)	35,617	(196)	40,857
Total other income (expense)	23,344	(10,100)	35,617	(22,156)	(27,657)

NET LOSS	$(3,835,648)	$(780,747)	$(5,654,356)	$(1,091,698)	$(14,516,135)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.06)	$(0.01)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC & DILUTED	100,512,232	91,613,720	97,877,212	91,613,720	91,662,946

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			December 3, 2001
	For the six Month Periods Ended June 30,		(inception) to
	2006	2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,654,356)	$(1,091,698)	$(14,516,135)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	201,298	20,528	336,229
Loss on settlement of debt	-	21,960	64,022
Impairment of property & equipment	-	-	9,533
Issuance of stock options for compensation	478,722	-	2,655,393
Issuance of shares for services	1,201,600	-	3,229,108
Issuance of warrants for services	516,977	-	516,977
Shares issued for acquisition of software	-	-	625,000
Shares to be issued	21,400	-	21,400
Issuance of stock options for services	39,050	-	39,050
Changes in assets and liabilities:
Prepaid expenses and other current assets	(33,824)	-	(90,659)
Deferred expenses	(202,600)	-	(202,600)
Deposits	(3,659)	-	(99,916)
Accounts payable, accrued expenses and other liabilities	251,689	(32,245)	585,408
Total adjustments	2,470,653	(11,717)	7,688,945
NET CASH USED IN OPERATING ACTIVITIES	(3,183,703)	(1,103,415)	(6,827,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(692,278)	-	(1,261,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,800,115	1,069,451	10,940,801
Receipts from exercise of warrants	10,000	-	10,000
Payment to shareholders of legal acquirer	(175,000)	-	(175,000)
Payments to related parties	(1,750)	-	(2,765)
Receipts from related parties	-	1,552	3,016
Payments for leased equipment	(46,733)	-	(151,147)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,586,632	1,092,963	10,624,905

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENT	(2,289,349)	(10,452)	2,536,696

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	4,826,045	10,452	-

CASH & CASH EQUIVALENT- END OF PERIOD	$2,536,696	$-	$2,536,696

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Taskport, Inc. (“TI”), a California corporation, was incorporated in 2001 to develop a proprietary, web-based software system that enables users to work collaboratively in a highly organized fashion within a shared electronic workspace.

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby, Expert Systems, Inc. issued 91,313,720 (adjusted for the Company’s forward 4-for-1 split on May 16, 2006) shares to acquire 100% of TI’s stock. Expert Systems, Inc. had 8,559,600 split-adjusted shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI own approximately 92% of the combined entity. Accordingly, the merger is accounted for as reverse acquisition of Expert Systems, Inc. by TI and it resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended June 30, 2006 include both Foldera, Inc. (from the acquisition date) and TI (for full period) while the historical results for the period ended June 30, 2005 includes only TI. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on May 16, 2006.

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

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. The Company anticipates generating revenue from two primary sources: the up-selling of Premium Services and Paid Search.

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

Included in property and equipment is approximately $281,591 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $110,000.

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $201,298 and $20,528, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of June 30, 2006:

Machinery & equipment	$1,457,546
Furniture & fixtures	156,853
Software	3,517
Accumulated depreciation	(333,191)
Net fixed assets	$1,284,725

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At June 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

Fair Value of Financial Instruments

The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended June 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

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

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. . Management believes that this statement will not have a significant impact on the financial statements.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accrued expense as of June 30, 2006.

Accounts payable	$253,247
Accrued vacation	217,168
Salaries and 401(k)	75,318
Recruiting Expense	70,574
Technical Outsourcing	40,428
Fundraising	26,672
Legal	73,876
Consulting	12,500
Employee reimbursement	3,588
Total accrued expense	$773,371

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
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

The Company entered into reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO 911.

In March 2004, the Company, through TI, entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and further agreed to issue to him 200,000 shares of common stock upon commencement, an additional 300,000 shares upon TI’s receipt of at least $3,000,000 of financing, and up to an additional 700,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful beta launch of TI’s service, the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the period ended June 30, 2006, the Company paid $60,000 to Jnan Dash pursuant to the above agreement and issued 300,000 shares as referred in note 5 to the financial statements.

The Company entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 5. Stockholder’s Equity

During the period ended June 30, 2006, the Company amended its Articles of Incorporation to increase authorized shares to 250,000,000 from 100,000,000 and declared a forward 4-for-1 split of its common shares.

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Following is the summary of transactions during the six month period ended June 30, 2006:

1.
From January 2006 through June 30, 2006, the Company sold a total of 4,328,000 split-adjusted shares of its common stock in its second private placement offering in which Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $363,885, amounted to $ 1,800,115.

Following the closing of its second private placement offering in February 2006, the Company issued warrants to the placement agent to purchase 1,228,860 split-adjusted shares of its common stock at a price of $0.25 per share and 2,551,424 split-adjusted shares of its common stock at a price of $0.50 per share.

The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years.

2.
On February 13, 2006, the Company issued 300,000 split-adjusted shares to CFO 911 as part of its reverse merger and according to the terms of agreement with CFO 911, as referred to in note 4 . These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered.

3.
On February 13, 2006, the Company issued 8,559,600 split-adjusted shares of its common stock and $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at par value.

4.
On February 13, 2006, the Company issued 3,020,000 split-adjusted warrants to outside service providers for investor relations and marketing services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $330,966 is being expensed over the term of the related agreements.

5.
On February 13, 2006, the Company issued 8,700,000 split-adjusted options to employees and 200,000 options to outside consultants. The fair value of the options was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 10 years . The options vest over a period of three years. During the six months ended June 30, 2006, the Company recorded $517,773 as expense related to these options.

6.
On February 15, 2006, the Company issued 340,000 split-adjusted warrants to an outside service provider for legal services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $186,011 has been expensed in the six months ended June 30, 2006.

7.	On May 16, 2006, the Company declared a 4-for-1 forward stock split.

8.	On May 30, 2006, Day and Campbell, an outside service provider of legal services, exercised 40,000 warrants at an exercise price of $0.25 per share.

9.
On June 19, 2006, the Company issued 300,000 shares of common stock to Jnan Dash, our Chief Technology Evangelist and consultant, for achieving an agreed upon milestone. These shares were recorded at the fair market value.

10.
On June 30, 2006, the Company issued 40,000 shares of common stock to Joseph McCann, an outside business advisor, as compensation for services provided. These shares were recorded at the fair market value.

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
Split-adjusted warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$700,365	2,089,280
Granted		7,140,284
Exercised		40,000
Outstanding at June 30, 2006	$24,364,468	9,189,564

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.06-$0.50	9,189,564	3.7 years	$0.37	9,189,564	$0.37

The weighted-average assumptions used in estimating the fair value of warrants granted during the period, along with the weighted-average grant date fair values, were as follows.

Expected volatility	0.001%
Expected life in years	5 years
Risk free interest rate	5.8%
Dividend yield	0%

Note 6. Income Taxes

Through June 30, 2006, the Company incurred net operating losses for tax purposes of approximately $14,037,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2025. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2010. The availability of the Company’s net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of June 30, 2006 is $752,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at June 30, 2006 are as follows:

Net operating loss	$561,000
Stock option	191,000
$752,000

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 income tax and $11,492 interest during the period ended June 30, 2006.

Cash from operating and investing activities for the six months ended June 30, 2006 excludes the effect of $126,732 of property and equipment acquired on account .

Note 8. Stock-Based Compensation

Stock-Based Compensation Plan

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 12,000,000 split-adjusted shares under the Plan.

In February 2006, options to purchase 8,900,000 split-adjusted shares of common stock were granted under the Plan and 3,100,000 split-adjusted shares were available for future option grants. No options have been exercised as of the date of this report.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first six months of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Impact of Adoption of SFAS No. 123-R

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $478,722, or ($0.00) per basic and fully diluted share in the first six months of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $478,722 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first six months of 2005, no expense was recorded as the Company did not have any stock options awarded during that period. Accordingly, pro forma information is not disclosed.

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

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Expected volatility	0.001%	.
Expected life in years	10 years
Risk free interest rate	5.8%
Dividend yield	0%
Wt. average grant date fair value	$0.53

Under SFAS No 123-R, the Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the first six months of 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Split-adjusted options outstanding:

	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2005	$0	0
Granted		8,900,000
Exercised
Outstanding at June 30, 2006	$14,435,760	8,900,000

Outstanding Options			Vested Options
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$050-$0.55	8,900,000	9.6 years	$0.51	2,571,108	$0.51

Note 9. Commitments

(a)        SAVVIS agreement:

On December 28, 2004, the Company entered into a collocation agreement with SAVVIS, Inc. SAVVIS is a global information technology (“IT”) utility services provider. With an IT services platform that extends to 47 countries, SAVVIS is an industry leader in delivering secure, reliable and scalable hosting, network and application services.

Under the terms of this agreement, SAVVIS will provide collocation facilities, cage space, bandwidth, power, backup power and security. The term of the agreement shall continue until the expiration of the last expiring service term. On June 30, 2006, the Company signed a twelve-month service agreement whereby the Company agreed to pay $15,566 per month for services to be provided by SAVVIS.

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(b)        Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $28,793 per month in rent under this lease, which expires in September 2010.

(c)       Equipment Leases:

As of June 30, 2006, the Company had entered into capital leases with five strategic vendors for the financing of computer equipment. The Company pays approximately $9,004 per month under these leases, the last of which expires in March of 2008.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2006	$51,404	$117,443	$168,847
2007	98,239	327,324	425,563
2008	22,490	366,727	389,216
2009	-	375,819	375,819
2010	-	350,057	350,057
Thereafter	-	-	-
	$17,2133	$1,537,370	$1,709,503
Less: Amount representing interest	$11,254
Present value of minimum lease payments	160,879
Less: Current portion	91,997
	$68,882

(d)        Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals. As of June 30, 2006, the Company had issued 1,000,000 split-adjusted shares as per terms of the agreement.

On February 13, 2006, the Company entered into a consulting agreement with the Equity Performance Group. According to the terms of agreement, Equity Performance will render services related to investor relations and communications. The agreement was for a 90-day period and terminated on May 1, 2006. The Company paid the consultants $10,000 per month and issued warrants to purchase 120,000 split-adjusted shares of the Company’s common stock.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy will structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement shall be for a twelve-month period and the Company will pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 split-adjusted shares of the Company’s common stock.

FOLDERA, INC
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and to issue a total of 160,000 split-adjusted shares of common stock based on the following schedule: 80,000 shares will be issued on October 1, 2006 and the balance of 80,000 shares will be issued on April 1, 2007.

In June 2006, the Company entered into a one-month consulting agreement with Joseph McCann pursuant to which Mr. McCann agreed to advise the Company on business matters, including development of relationships with strategic business partners. The Company agreed to issue him 40,000 of common stock on June 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Foldera, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is a free and easy-to-use online service that combines email, instant messaging, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares authorized and 2,139,900 shares issued and outstanding. Pursuant to the merger, all of the 22,828,430 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 24,968,330 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned and the management of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.’s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby Taskport, Inc. was considered to be Expert Systems, Inc.’s accounting acquirer. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006 the Company declared a 4-for-1 forward split.

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

Included in property and equipment is approximately $281,591 assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $110,000.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At June 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Income Taxes

We follow Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). We have applied SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended June 30, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Our management believes that this statement will not have a significant impact on our financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

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

Financial Condition and Results of Operations for the six-month period year ended June 30, 2006

Revenues

Net Revenues for both of the six-month periods ended June 30, 2006 and June 30, 2005 were zero.

Cost of Sales

Cost of sales for both of the six-month periods ended June 30, 2006 and June 30, 2005 were zero.

Gross Profits

With zero revenue and zero cost of sales, overall gross profits for both of the six-month periods ended June 30, 2006 and June 30, 2005 were also zero.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2006 increased to $3,858,992 and $5,689,973 or $(0.04) and $(0.06) per share respectively, from $770,647 and $1,069,542 or $(0.01) and $(0.01) per share, respectively, for the three and six month periods ended June 30, 2005. The overall increase in expenses of $4,620,431, or approximately 432% over the prior year period, is due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Net Loss

Our operating loss and net loss for the three and six month periods ended June 30, 2006 increased to $3,835,648 and $5,654,356 or $(0.04) and $(0.06) per share, respectively, from $780,747 and $1,091,698 or $(0.01) and $(0.01) per share, respectively, for the three and six month periods ended June 30, 2005. The overall increase in expenses of $4,562,658, or approximately 418% over the prior year period, is due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Assets

Assets increased by $4,190,647 to $4,214,346 as of June 30, 2006, or approximately 17,683%, from $23,699 as of June 30, 2005. This increase was due primarily to the acquisition of additional equipment and expanded cash and cash equivalent balances.

Liabilities

Total liabilities increased by $707,118 to $934,250 as of June 30, 2006, or approximately 311%, from $227,132 as of June 30, 2005. The increase was due primarily to an increase in accrued expenses.

Stockholders’ Equity

Stockholders’ equity increased by $3,483,529 to $3,280,096 as of June 30, 2006, from a deficit of $203,433 as of June 30, 2005. The increase was due primarily to increased financing activity that more than offset a net loss during the six-month period ended June 30, 2006.

Liquidity and Capital Resources

General

Overall, we had a decrease in cash flows of $2,289,349 for the six months ended June 30, 2006 resulting from $3,183,703 cash used in operating activities, $692,278 of cash used in investing activities, offset by $1,586,632 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $3,183,703 for the six months ended June 30, 2006 was primarily attributable to a net loss of $5,654,356, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $201,298, the issuance of warrants, stock options and stock for services of $1,757,627, employee options expense of $478,722, stock to be issued of $21,400, an increase in accounts payable and accrued expenses of $251,689 and offset slightly by an increase in deferred expenses of $202,600, prepaid expenses of $33,824 and deposits of $3,659.

Cash Flows from Investing Activities

Net cash used in investing activities of $692,278 for the six months ended June 30, 2006 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities

Net cash of $1,586,632 generated in financing activities in the six months ended June 30, 2006 was primarily due to the issuance of shares for cash of $1,800,115 and exercise of warrants of $10,000 offset by payment to shareholders of Expert Systems, Inc. of $175,000, payments to related party of $1,750 and payments for leased equipment of $46,733.

Financing

In the six months ended June 30, 2006, our funds from operations were insufficient to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity

For the six months ended June 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We will actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

During the three and six month periods ended June 30, 2006, we issued 4,328,000 and zero split-adjusted shares of stock for cash, respectively.

As of June 30, 2006, we had entered into nine capital leases with various equipment suppliers in the amount of $281,591, of which $160,879 was outstanding as of June 30, 2006.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2006, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent our management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, those relating to our limited operating history, uncertain market acceptance of our products and services, technology changes, competition, changes in our business strategy or development plans, our ability to attract and retain qualified personnel, and our ability to attract substantial additional capital.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 10, 2006, our board of directors and holders of a majority of our outstanding shares of common stock approved (i) an increase in the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares (the “Share Increase”), and (ii) a 4-for-1 forward stock split of the outstanding shares of our common stock (the “Forward Stock Split”). We amended our Articles of Incorporation (the “Amendment”) to effect the Share Increase and Forward Stock Split by filing a Certificate of Amendment with the Nevada Secretary of State on May 15, 2006, with the Forward Stock Split to be effective May 16, 2006. As a result of the Amendment, the number of our outstanding shares of common stock was increased from 25,118,330 shares to 100,445,320 shares of common stock.

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

31.2        Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

       b)  Reports on Form 8-K

1.        We filed a Current Report (Amendment) on Form 8-K/A on April 10, 2006 regarding our reverse merger transaction.

2.        We filed a Current Report on Form 8-K on May 16, 2006 regarding our increase in authorized capital and forward stock split.

3.        We filed a Current Report on Form 8-K on June 22, 2006 regarding the election of a new director to our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC

Dated: August 14, 2006	By:	/s/ Richard Lusk
Richard Lusk Chief Executive Officer and President (principal executive officer)
.

Dated: August 14, 2006	By:	/s/ Reid Dabney
Reid Dabney Senior Vice President and Chief Financial Officer (principal accounting and financial officer)