Form 10QSB
period 2006-09-30
FOLDERA, INC
filed 2006-11-14
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Foldera, Inc.

September 30, 2006 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at September 30, 2006	2

Unaudited Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to September 30, 2006	3

Unaudited Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to September 30, 2006	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	25

Part II Other Information	26

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

Part I Financial Information
Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,011,479
Prepaid expenses and other current assets	58,009
TOTAL CURRENT ASSETS	4,069,488

CERTIFICATE OF DEPOSIT	66,033

PROPERTY AND EQUIPMENT, net	1,467,343

SECURITY DEPOSIT	36,997
$5,639,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$792,167
Shares to be issued	3,798,227
Current portion of capital lease obligations	86,854
TOTAL CURRENT LIABILITIES	4,677,248

CAPITAL LEASE OBLIGATIONS, net	58,964

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
101,381,940 shares issued and outstanding	101,382
Prepaid investor relations expense	(381,123)
Deferred expenses	(168,850)
Additional paid in capital	17,763,460
Deficit accumulated during development stage	(16,411,220)
TOTAL STOCKHOLDERS' EQUITY	903,649
$5,639,861

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					December 3,
	For the three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,		2001(inception) to
	2006	2005	2006	2005	September 30, 2006

NET SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,922,944	909,081	7,657,917	1,975,573	16,411,422

OPERATING LOSS	(1,922,944)	(909,081)	(7,657,917)	(1,975,573)	(16,411,422)

OTHER INCOME/(EXPENSE)
Loss on settlement of debt	-	-	-	(21,960)	(64,022)
other expenses	-	-	-	(3,331)	(4,492)
Interest income/(expense)	27,859	(98)	63,476	-	68,716
Total other income (expense)	27,859	(98)	63,476	(25,291)	202

NET LOSS	$(1,895,085)	$(909,179)	$(7,594,441)	$(2,000,864)	$(16,411,220)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.08)	$(0.02)	$(0.18)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC & DILUTED	101,135,111	91,613,720	98,893,443	91,613,720	91,741,736

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative from
	For the Nine Month Periods Ended September 30,		December 3, 2001 (inception) to
	2006	2005	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,594,441)	$(2,000,864)	$(16,411,220)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	351,670	29,483	486,601
Loss on settlement of debt	-	21,960	64,022
Impairment of property & equipment	-	9,533	9,533
Issuance of stock options for compensation	619,753	421,031	2,796,424
Issuance of shares for services	1,201,600	327,200	3,229,108
Issuance of warrants for services	348,128	-	348,128
Shares issued for acquisition of software	-	-	625,000
Shares to be issued for services	21,400	-	21,400
Issuance of stock options for services	39,050	-	39,050
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,424)	(127,078)	(58,259)
Deposits	(6,773)	-	(103,030)
Accounts payable, accrued expenses and other liabilities	59,560	100,275	348,530
Total adjustments	2,632,964	782,404	7,806,507
NET CASH USED IN OPERATING ACTIVITIES	(4,961,477)	(1,218,460)	(8,604,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(980,269)	(245,148)	(1,549,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,800,115	2,017,501	10,940,801
Shares to be issued for cash received	3,776,827	-	3,776,827
Receipts from exercise of warrants	169,905	-	169,905
Payment to shareholders of legal acquiree	(175,000)	-	(175,000)
Payments to related parties	(1,750)	-	(2,765)
Loans from related party	-	(250)	2,765
Prepaid investor relations expense	(381,123)	-	(381,123)
Payments for leased equipment	(61,794)	(6,912)	(166,208)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,127,180	2,010,339	14,165,202

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENT	(814,566)	546,731	4,011,479

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	4,826,045	10,600	-

CASH & CASH EQUIVALENT- END OF PERIOD	$4,011,479	$557,331	$4,011,479

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Taskport, Inc. (“TI”), a California corporation, was incorporated in 2001 to develop a proprietary, web-based software system that enables users to work collaboratively in a highly organized fashion within a shared electronic workspace.

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby, Expert Systems, Inc. issued 91,313,720 (adjusted for the Company’s forward 4-for-1 split on May 16, 2006) shares to acquire 100% of TI’s stock. Expert Systems, Inc. had 8,559,600 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI own approximately 92% of the combined entity. Accordingly, the merger is accounted for as a reverse acquisition of Expert Systems, Inc. by TI and it resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended September 30, 2006 include both, Foldera, Inc. (from the acquisition date) and TI (for the full period) while the historical results for the period ended September 30, 2005 includes only TI. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on May 16, 2006.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

Included in property and equipment is approximately $281,591 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $133,735.

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $351,670 and $29,483, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of September 30, 2006:

Machinery & equipment	$1,784,420
Furniture & fixtures	159,216
Software	7,270
Accumulated depreciation	(483,563)
Net fixed assets	$1,467,343

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At September 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Long-Lived Assets

Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets' estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the nine months ended September 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Recent Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a. A brief description of the provisions of this Statement
b. The date that adoption is required
c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of September 30, 2006.

Accounts payable	$275,835
Accrued vacation	237,751
Salaries and 401(k)	75,091
Rent	1,444
Technical outsourcing	21,097
Telephone	3,787
Legal	86,795
Employee reimbursement	1,839
Other	88,528
Total accrued expenses	$792,167

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 4. Related Party Transactions

In March, 2005, the Company, through TI, entered into an engagement agreement with CFO 911 pursuant to which CFO 911 agreed to provide services to TI including assistance in completing TI’s business plan and performing due diligence on TI’s financial projections for reasonableness and accuracy from a financial investor’s perspective. The Company agreed to pay CFO 911 a total of $10,000 for these services. The Company may engage CFO 911 to perform other services. The Company’s Chief Financial Officer is associated with CFO 911, and is a brother of an associate of Brookstreet Securities Corporation, the placement agent of three private placements by TI/Foldera.

The Company has entered into reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 share of common stock to CFO 911.

In March 2004, the Company, through TI, entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and further agreed to issue to him 200,000 shares of common stock upon commencement, an additional 300,000 shares upon TI’s receipt of at least $3,000,000 of financing, and up to an additional 700,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful beta launch of TI’s service, the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the nine-month period ended September 30, 2006, the Company paid $90,000 to Jnan Dash pursuant to the above agreement and issued 300,000 shares as referred in note 5 to the financial statements.

The Company entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 5. Stockholder’s Equity

On May 10, 2006, the board of directors and holders of a majority of the outstanding shares of common stock of the Company, approved (i) an increase in the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and (ii) a 4-for-1 forward split of the outstanding shares of common stock of the Company to effect the Shares Increase and Forward Stock Split by filing a Certificate of Amendment with the Nevada Secretary of State on May 15, 2006, with the Forward Stock Split to be effective May 16, 2006.

All stock issuances have been retroactively updated for the effect of 4-for-1 forward split.

Following is the summary of transactions during the nine-month period ended September 30, 2006.

1.
From January 2006 through September 30, 2006, the Company sold a total of:

4,328,000 shares of its common stock in its second private placement offering, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $363,885, amounted to $1,800,115 in the second private placement. Following the closing of its second private placement offering in February 2006, the company issued warrants to the placement agent to purchase 1,228,860 shares of its common stock at a price of $0.25 per share and 2,551,424 shares of its common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years.

1,957,917 shares of its common stock in its third private placement offering in August 2006, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $631,821 amounted to $3,773,493. The Company recorded shares to be issued to investors and dealer as part of liability as of September 30, 2006.

Following the closing of its third private placement offering in August 2006, the company issued warrants 978,959 to the investors and 293,687 to the placement agent to purchase shares of its common stock at a price of $2.25 and $2.25 per share respectively. The proceeds from the issuance of the 1,957,913 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 73.1% and dividend yield of 0% and expected life of three years.

2.
On February 13, 2006, the Company issued 300,000 shares to CFO 911 as part of its reverse merger and according to the terms of agreement with CFO 911, as referred in note 4 . These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered.

3.
On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at par value.

4.
On February 13, 2006, the Company issued 3,020,000 warrants to outside service providers for investor relations and marketing services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $330,966 is being expensed over the term of the related agreements.

5.
On February 13, 2006, the Company issued 8,720,000 options to employees and 200,000 options to outside consultants. The fair value of the options was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 10 years. The options vest over a period of three years. During the nine months ended September 30, 2006, the Company recorded $619,753 as expense related to these options.

6.
On February 15, 2006, the Company issued 340,000 warrants to an outside service provider for legal services. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 5 years. The fair value of the warrants of $186,011 has been expensed in the nine months ended September 30, 2006.

7.	On May 30, 2006, an outside provider of legal services, exercised 40,000 warrants at an exercise price of $0.25 per share.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

8.
On June 19, 2006, the Company issued 300,000 share of common stock to Jnan Dash, our Chief Technology Evangelist and consultant, for achieving an agreed upon milestone. These shares were recorded at the fair market value.

9.
On June 30, 2006, the Company issued 40,000 shares of common stock to Joseph McCann, an outside business advisor, as compensation for service provided. These shares were recorded at the fair market value.

10.	On July 24, 2006, Brookstreet Securities, an outside provider of investment banking services, exercised 409,620 warrants at an exercise price of $0.25 per share.

11.	On August 8, 2006 the Company issued 4,000 shares to Ms. M. Garcia. Funds from Ms. Garcia had previously been received under the Friends and Family program.

12.	On August 24, 2006, Mr. Schmitt, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

13.	On September 12, 2006, Equity Performance Group, an outside investor relations consultant, exercised 90,000 warrants at an exercise price of $0.50 per share.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$700,365	2,089,280
Granted		8,412,927
Exercised		564,620
Cancelled		-
Outstanding at September 30, 2006	$14,234,013	9,937,587

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.06-$1.68	9,937,587	4.0 years	$0.61	9,937,587	$0.61

The weighted-average assumptions used in estimating the fair value of warrants granted during the period, along with the weighted-average grant date fair values, were as follows.

Expected volatility	0.001%
Average expected life in years	4.7 years
Average risk free interest rate	5.76%
Dividend yield	0%

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 7. Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 income tax and $15,552 interest during the period ended September 30, 2006.

Cash from operating and investing activities for the nine months ended September 30, 2006 excludes the effect of $67,113 of property and equipment acquired on account .

Note 8. Stock-Based Compensation

Stock-Based Compensation Plan

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 12,000,000 shares under the Plan.

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan. During the period 1,140,000 options were forfeited and 6,667 options were exercised. As of September 30, 2006 7,753,333 options are outstanding and 4,240,000 options are available for future option grants.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first nine months of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

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

Impact of Adoption of SFAS No. 123-R in Q1 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $619,753, or $0.00 per basic and fully diluted share in the first nine months of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $619,753 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first nine months of 2005, no expense was recorded as the Company did not have any stock options awarded during that period. Accordingly, pro forma information is not disclosed.

Methods of Estimating Fair Value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

Stock compensation expense recognized in the first nine months of 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2005	$0	0
Granted		8,900,000
Forfeited		1,140,000
Exercised		6,667
Outstanding at September 30, 2006	$7,580,800	7,753,333

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.50-$0.55	7,753,333	9.3 years	$0.51	3,223,878	$0.51

Note 9. Commitments

(a)  SAVVIS agreement:

On December 28, 2004 the Company entered into a collocation agreement with SAVVIS, Inc. SAVVIS is a global information technology (“IT”) utility services provider. With an IT services platform that extends to 47 countries, SAVVIS is an industry leader in delivering secure, reliable and scalable hosting and network and application services.

Under the terms of this agreement, SAVVIS will provide collocation facilities, cage space, bandwidth, power, backup power and security. The term of the agreement shall continue until the expiration of the last expiring service term. On June 30, 2006 the Company signed a twelve month service agreement whereby the Company agreed to pay $15,566 per month for services to be provided by SAVVIS.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

(b)  Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $28,793 per month in rent under this lease, which expires in September 2010.

(c) Equipment Leases:

As of September 30, 2006, the Company had entered into capital leases with five strategic vendors for the financing of computer equipment. The Company pays approximately $9,004 per month under these leases, the last of which expires in March of 2008.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating	Total
	Leases	Leases
2006	$25,221	$88,650	$113,871
2007	98,239	328,082	426,321
2008	31,693	366,727	398,420
2009	-	375,819	375,819
2010	-	350,057	350,057
Thereafter	-	-	-
	$155,153	$1,509,335	$1,664,489
Less: Amount representing interest	$9,336
Present value of minimum lease payments	145,815
Less: Current portion	86,854
	$58,964

(d)  Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals. As of September 30, 2006, the Company had issued 1,000,000 shares as per terms of the agreement.

On February 13, 2006, the Company entered into a consulting agreement with the Equity Performance Group. According to the terms of agreement, Equity Performance will render services related to investor relations and communications. The agreement was for a 90-day period and terminated on May 1, 2006. The Company paid the consultants $10,000 per month and issued warrants to purchase 120,000 shares of the Company’s common stock.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy will structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement shall be for a twelve month period and the Company will pay $12,500 per month to the Trilogy and issue warrants to purchase 2,900,000 shares of the Company’s common stock.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares will be issued on October 1, 2006 and the balance of 80,000 shares will be issued on April 1, 2007.

Note 10. Subsequent events

On October 3, 2006 the Company cancelled its investor relations consulting agreement with Trilogy Capital Partners and signed a contract with Corporate Communications Network, Inc. to provide similar services. As part of the cancellation agreement Trilogy is required to transfer 1,535,000 warrants to Corporate Communications Network, Inc., the warrants are exercisable at $0.50 per share.

On October 19 2006, the Company sold a total of 4,166,667 shares of its common stock in its fourth private placement offering at $1.08 per share, and HPC Capital Management acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $612,500 amounted to $3,887,500 in this round of private placement. Following the closing of its fourth private placement offering in October 2006, the company will issue the following warrants to purchase shares of its common stock at the price listed below:

Issued to	Description	Number of warrants	Exercise Price
Investors	Series A warrants	2,083,333	$1.75 per share
Investors	Series B warrants	3,703,704	$1.25 per share
Investors	Series C warrants	1,851,852	$2.00 per share
HPC	Dealer warrants	416,667	$1.08 per share

The proceeds from the issuance of the 4,166,667 shares will be recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

To fulfill a commitment made by the Company to the investors in the Company's August 2006 private placement, and in consideration for the waiver by those investors of certain of their registration rights, the Company issued to those investors an aggregate of 2,121,077 additional shares of common stock and warrants to purchase an additional 1,378,960 shares of common stock at an exercise price of $1.75 per share.

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

Included in property and equipment is approximately $281,591 assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through March of 2008. The accumulated amortization included in the property and equipment for these leases is approximately $133,735.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $66,033 held at a bank, which is shown as certificate of deposit.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At September 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

We adopted SFAS 123(R) using the modified prospective transition method as of and for the nine months ended September 30, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  There were no stock options outstanding as of December 31, 2005.

Recent Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

d. A brief description of the provisions of this Statement
e. The date that adoption is required
f. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Foldera will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on Foldera financial position, results of operations, or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

Financial Condition and Results of Operations for the nine-month period year ended September 30, 2006

Revenues

Net Revenues for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were zero.

Cost of Sales

Cost of sales for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were zero.

Gross Profits

With zero revenue and zero cost of sales, overall gross profits for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were also zero.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2006 increased to $1,922,944 and $7,657,917 or $(0.02) and $(0.08) per share respectively, from $909,081 and $1,975,573 or $(0.01) and $(0.02) per share, respectively, for the three and nine month periods ended September 30, 2005. The overall increase in expenses of $5,682,344, or approximately 288% over the prior year period, is due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Net Loss

Our net loss for the three and nine month periods ended September 30, 2006 increased to $1,895,085 and $7,594,441 or $(0.02) and $(0.08) per share, respectively, from $909,179 and $2,000,864 or $(0.01) and $(0.02) per share, respectively, for the three and nine month periods ended September 30, 2005. The overall increase in net loss of $5,593,577, or approximately 280% over the prior year period, is due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Assets

Assets increased by $4,700,772 to $5,639,861 as of September 30, 2006, or approximately 501%, from $939,089 as of September 30, 2005. This increase was due primarily to the acquisition of additional equipment and expanded cash and cash equivalent balances.

Liabilities

Total liabilities increased by $4,449,973 to $4,736,212 as of September 30, 2006, or approximately 1,555%, from $286,239 as of September 30, 2005. The increase was due primarily to an increase in accrued expenses and shares to be issued.

Stockholders’ Equity

Stockholders’ equity increased by $250,800 to $903,649 as of September 30, 2006, or approximately 38% from $652,849 as of September 30, 2005. The increase was due primarily to increased financing activity that more than offset a net loss during the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

General

Overall, we had a decrease in cash flows of $814,566 for the nine months ended September 30, 2006 resulting from $4,961,477 cash used in operating activities, $980,269 of cash used in investing activities, offset by $5,127,180 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $4,961,477 for the nine months ended September 30, 2006 was primarily attributable to a net loss of $7,594,441, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $351,670, the issuance of warrants, stock options and stock for services of $1,588,778, employee options expense of $619,753, stock to be issued of $21,400, an increase in accounts payable and accrued expenses of $59,560 offset by an increase in prepaid expenses of $1,424 and deposits of $6,773.

Cash Flows from Investing Activities

Net cash used in investing activities of $980,269 for the nine months ended September 30, 2006 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities

Net cash of $5,127,180 generated in financing activities in the nine months ended September 30, 2006 was primarily due to the issuance of shares for cash of $1,800,115, proceeds from shares to be issued of $3,776,827 and exercise of warrants of $169,905 offset by payment to shareholders of Expert Systems, Inc. of $175,000, payments to related party of $1,750, prepayment of investor relations expense of $381,123 and payments for leased equipment of $61,794.

Financing

In the nine months ended September 30, 2006, our funds from operations were insufficient to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity

For the nine months ended September 30, 2006, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

During the nine-month period ended September 30, 2006, we issued 4,328,000 shares and 1,957,913 are to be issued as compared to zero shares were issued or were to be issued during the nine-month period ended September 2005, respectively.

As of September 30, 2006, we had entered into nine capital leases with various equipment suppliers in the amount of $281,591, of which $145,818 was outstanding as of September 30, 2006.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2006, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On October 3, 2006 the Company terminated its investor relations consulting agreement with Trilogy Capital Partners and signed a contract with Corporate Communications Network, Inc. to provide similar services. In connection with the termination agreement Trilogy has transferred 1,535,000 warrants to Corporate Communications Network, Inc.; the warrants are exercisable at $0.50 per share.

On October 19, 2006, the Company sold a total of 4,166,667 shares of its common stock in its fourth private placement offering at $1.08 per share, and HPC Capital Management acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $612,500 amounted to $3,887,500 in this round of private placement. Following the closing of its fourth private placement offering in October 2006, the company will issue the following warrants to purchase shares of its common stock at the price listed below:

Issued to	Description	Number of warrants	Exercise Price
Investors	Series A warrants	2,083,333	$1.75 per share
Investors	Series B warrants	3,703,704	$1.25 per share
Investors	Series C warrants	1,851,852	$2.00 per share
HPC	Dealer warrants	416,667	$1.08 per share

The proceeds from the issuance of the 4,166,667 shares will be recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

To fulfill a commitment made by the Company to the investors in the Company's August 2006 private placement, and in consideration for the waiver by those investors of certain of their registration rights, the Company issued to those investors an aggregate of 2,121,077 additional shares of common stock and warrants to purchase an additional 1,378,960 shares of common stock at an exercise price of $1.75 per share.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

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

FOLDERA, INC.

Dated: November 14, 2006	By:	/s/ Richard Lusk
Richard Lusk
Chief Executive Officer and President
(principal executive officer)

Dated: November 14, 2006	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)