Form 10QSB/A
period 2006-09-30
FOLDERA, INC
filed 2007-02-15
CIK 717945

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  333-118799

FOLDERA, INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0375035 (I.R.S. Employer Identification No.)
17011 Beach Blvd., Suite 1500 Huntington Beach, CA (Address of principal executive offices)	92647 (Zip Code)
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

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

Foldera, Inc.

September 30, 2006 Form 10-QSB/A Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at September 30, 2006	2

Uaudited Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to September 30, 2006	3

Unaudited Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005 and for the Period from December 3, 2001 (Inception) to September 30, 2006	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	23

Item 3. Controls and Procedures	33

Part II Other Information	34

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2006 in response to comments received from the SEC in connection with its review of our registration statement on Form SB-2 (File No. 333-139120).

This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

Part I Financial Information

Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet - Restated
As of September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,011,479
Prepaid expenses and other current assets	58,009
TOTAL CURRENT ASSETS	4,069,488

CERTIFICATE OF DEPOSIT	66,033

PROPERTY AND EQUIPMENT, net	1,467,343

SECURITY DEPOSIT	36,997
$5,639,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$792,167
Current portion of capital lease obligations	86,854
TOTAL CURRENT LIABILITIES	879,021

CAPITAL LEASE OBLIGATIONS, net	58,964

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
101,381,940 shares issued and outstanding	101,382
Shares to be issued	3,798,227
Deferred expenses	(168,850)
Additional paid in capital	17,937,350
Deficit accumulated during development stage	(16,966,233)
TOTAL STOCKHOLDERS' EQUITY	4,701,876
$5,639,861

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Operations - Restated
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,		Cumulative from December 3, 2001 (inception) to September 30,
	2006	2005	2006	2005	2006
					Restated
NET SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,304,067	909,081	8,167,930	1,997,533	16,405,457

OPERATING LOSS	(2,304,067)	(909,081)	(8,167,930)	(1,997,533)	(16,405,457)

OTHER INCOME/(EXPENSE)
Other expenses	-	-	-	(3,331)	(4,492)
Interest income/(expense)	27,859	(98)	63,476	-	68,716
Total other income (expense)	27,859	(98)	63,476	(3,331)	64,224

NET LOSS	$(2,276,208)	$(909,179)	$(8,104,454)	$(2,000,864)	$(16,341,233)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.08)	$(0.02)	$(0.18)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC & DILUTED	101,135,111	91,613,720	98,893,443	91,613,720	91,741,736

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows - Restated
(Unaudited)

	For the Nine Month Periods Ended September 30,		Cumulative from December 3, 2001 (inception) to
	2006	2005	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,104,454)	$(2,000,864)	$(16,341,233)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	351,670	29,483	486,601
Loss on settlement of debt	-	21,960	64,022
Impairment of property & equipment	-	9,533	9,533
Issuance of employee stock options for compensation	619,753	-	2,375,393
Issuance of shares for services	1,201,600	748,231	3,650,139
Issuance of warrants for services	348,128	-	348,128
Shares to be issued for services	21,400	-	21,400
Issuance of stock options for services	39,050	-	39,050
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,424)	(127,078)	(58,259)
Deposits	(6,773)	-	(103,030)
Accounts payable, accrued expenses and other liabilities	14,560	100,275	348,530
Total adjustments	2,587,964	782,404	7,181,507
NET CASH USED IN OPERATING ACTIVITIES	(5,516,490)	(1,218,460)	(9,159,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(980,269)	(245,148)	(1,549,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,800,115	2,017,501	10,940,801
Shares to be issued for cash received	3,776,827	-	3,776,827
Receipts from exercise of warrants	169,905	-	169,905
Payments to related parties	(1,750)	-	(2,765)
Loans from related party	-	(250)	2,765
Cash received as part of merger	(1,110)	-	(1,110)
Payments for leased equipment	(61,794)	(6,912)	(166,208)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,682,193	2,010,339	14,720,215

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENT	(814,566)	546,731	4,011,479

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	4,826,045	10,600	-

CASH & CASH EQUIVALENT- END OF PERIOD	$4,011,479	$557,331	$4,011,479

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Statement of Stockholder's Deficit/ Equity - Restated
For the Period from December 3, 2001 (inception) to September 30, 2006

						Deficit
						accumulated during	Total
	Common stock		Additional paid in	Shares to be	Deferred	the development	stockholder's equity/
	Shares	Amount	capital	issued	Expenses	stage	(deficit)

Balance at inception (December 3, 2001)	-	-	-	-		-	-
Issuance of founder's share	40,480,000	40,480	(39,468)	-		-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-		-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-		(625,000)	-
Net loss						(32,120)	(32,120)

Balance at December 31, 2001	44,378,176	44,378	931,178	-		(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-		-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-		-	250,000
Shares to be issued	-	-	-	101,212		-	101,212
Net loss						(1,397,155)	(1,397,155)

Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212		(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-		-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)		-	622,012
Issuance of shares for services	155,400	155	38,695	-		-	38,850
Net loss	-	-	-	-		(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-		-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-		-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-		-	855,806
Shares to be issued	-	-	-	11,151		-	11,151
Net loss	-	-	-	-		(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-		-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-		-	421,031
Issuance of shares for services	312,800	313	152,887	-		-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-		-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)		-	(11,151)
Net loss	-	-	-	-		(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-		(8,861,778)	5,108,087

Issuance of shares for cash	4,332,000	4,332	1,871,567	3,798,227		-	5,674,125
Changes due to recapitalization	8,559,600	8,560	(9,670)	-		-	(1,110)
Issuance of shares for services	640,000	640	1,200,960	-		-	1,201,600
Issuance of warrants for services	-	-	516,977	-		-	516,977
Issuance of stock options for services	-	-	39,050	-		-	39,050
Cost of raising capital	-	-	(353,208)	-		-	(353,208)
Issuance of stock options for compensation	-	-	619,753	-		-	619,753
Exercise of warrants	564,620	565	169,340				169,906
Deferred Expenses					(168,850)		(168,850)
Net loss	-	-	-	-		(8,104,454)	(8,104,454)
Balance at September 30, 2006	101,381,940	101,382	17,937,350	3,798,227	(168,850)	(16,966,232)	4,701,876

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Note 1. Description of Business and Basis of Presentation

Taskport, Inc. (“TI”), a California corporation, was incorporated in 2001 to develop a proprietary, web-based software system that enables users to work collaboratively in a highly organized fashion within a shared electronic workspace.

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby, Expert Systems, Inc. issued 91,313,720 shares to acquire 100% of TI’s stock. Expert Systems, Inc. had 8,559,600 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI owned approximately 92% of the combined entity. Accordingly, the merger was accounted for as a reverse acquisition of Expert Systems, Inc. by TI and resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended September 30, 2006 include both Foldera, Inc. (from the acquisition date) and TI (for the full period), while the historical results for the period ended September 30, 2005 only include TI. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on May 16, 2006.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

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

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share.  The basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the period.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the period.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options and warrants (applying the treasury stock method).

The Company had approximately 13,160,909 granted stock options and warrants that were exercisable as of September 30, 2006 and approximately 2,089,280 of granted stock warrants exercisable at September 30, 2005.

These securities have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2006 and 2005 because the effect would have been anti-dilutive.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of September 30, 2006.

Accounts payable	$275,835
Accrued vacation	237,751
Salaries and 401(k)	75,091
Rent	1,444
Technical outsourcing	21,097
Telephone	3,787
Legal	86,795
Employee reimbursement	1,839
Other	88,528
Total accrued expenses	$792,167

Note 4. Related-Party Transactions - Restated

In March 2005, the Company, through TI, entered into an engagement agreement with CFO911 pursuant to which CFO911 agreed to provide services to TI including assistance in completing TI’s business plan and performing due diligence on TI’s financial projections for reasonableness and accuracy from a financial investor’s perspective. The Company agreed to pay CFO911 a total of $10,000 for these services and to issue CFO911 300,000 shares of common stock if the Company went public. The Company may engage CFO911 to perform other services. The Company’s Chief Financial Officer is associated with CFO911, and is the brother of an associate of Brookstreet Securities Corporation, the placement agent of prior private placements by TI/Foldera.

The Company entered into a reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO911. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered.

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and further agreed to issue to him 200,000 shares of common stock upon commencement, an additional 300,000 shares upon TI’s receipt of at least $3,000,000 of financing, and up to an additional 700,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful beta launch of TI’s service, the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the nine-month period ended September 30, 2006, the Company paid $90,000 to Jnan Dash pursuant to the above agreement and issued 300,000 shares as referred in note 5 to the financial statements. These shares were recorded at the fair market value of $966,000.

The Company entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 5. Stockholder’s Equity - Restated

On May 10, 2006, the board of directors and holders of a majority of the outstanding shares of common stock of the Company, approved (i) an increase in the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and (ii) a 4-for-1 forward split of the outstanding shares of common stock of the Company to effect the Shares Increase and Forward Stock Split by filing a Certificate of Amendment with the Nevada Secretary of State on May 15, 2006, with the Forward Stock Split becoming effective on May 16, 2006.

All stock issuances have been retroactively updated for the effect of 4-for-1 forward split.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Following is the summary of the Company’s equity-related transactions during the nine-month period ended September 30, 2006.

1.
From January 2006 through September 30, 2006, the Company sold a total of:

4,328,000 shares of its common stock in its second private placement offering during February 2006 for which Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $289,181, amounted to $1,874,819 in the second private placement. Following the closing of its second private placement offering, the Company issued warrants to the placement agent to purchase 1,228,860 shares of its common stock at a price of $0.25 per share and 2,551,424 shares of its common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years.

1,957,917 shares of its common stock in its third private placement offering in August 2006 for which Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $631,821, amounted to $3,773,493. The Company recorded shares to be issued to investors and the placement agent as part of liability as of September 30, 2006.

Following the closing of its third private placement offering in August 2006, the Company issued 978,956 warrants to the investors and 293,687 to the placement agent to purchase shares of its common stock at a price of $2.25 and $2.25 per share respectively. The proceeds from the issuance of the 1,957,917 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 73.1%, dividend yield of 0% and expected life of three years.

2.
On February 13, 2006, the Company issued 300,000 shares to CFO911 as part of its reverse merger and according to the terms of agreement with CFO911, as referred to in note 4. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered.

3.
On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at par value.

4.
On February 13, 2006, the Company issued 3,020,000 warrants at the exercise price of $0.50 with a five-year term to two outside service providers for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $330,966 has been expensed during the nine-months ended September 30, 2006.

5.
On February 13, 2006, the Company issued 8,700,000 options to employees and 200,000 options to outside consultants. The fair value of the options was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 10 years. The options vest over a period of three years. During the nine months ended September 30, 2006, the Company recorded $619,753 as expense related to these options.

 FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

6.
On February 15, 2006, the Company issued 340,000 warrants at the exercise price of $0.50 with a five-year term to St. George & Carnegie, an outside provider of legal services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $186,011 has been expensed in the nine months ended September 30, 2006.

7.	On May 30, 2006, Day and Campbell, an outside provider of legal services, exercised 40,000 warrants at an exercise price of $0.25 per share.

8.
On June 19, 2006, the Company issued 300,000 shares of common stock to our Chief Technology Evangelist and consultant for achieving an agreed upon milestone, as referred to in note 4. These shares were recorded at the fair market value of $966,000, which is based on the price of shares issued close to the date of services rendered.

9.
On June 30, 2006, the Company issued 40,000 shares of common stock to Joseph McCann, an outside business advisor, as compensation for service provided. These shares were recorded at the fair market value of $85,600, which is based on the price of shares issued close to the date of services rendered.

10.	On July 24, 2006, Brookstreet Securities, an outside provider of investment banking services, exercised 409,620 warrants at an exercise price of $0.25 per share.

11.	On August 8, 2006, the Company issued 4,000 shares to Ms. M. Garcia. Funds from Ms. Garcia had previously been received by the Company.

12.	On August 24, 2006, Mr. Schmitt, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

13.	On September 12, 2006, the Equity Performance Group, an outside investor relations consultant, exercised 90,000 warrants at an exercise price of $0.50 per share.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$700,365	2,089,280
Granted		8,412,927
Exercised		564,620
Cancelled		-
Outstanding at September 30, 2006	$14,234,013	9,937,587

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.0625-$2.25	9,937,587	4.0 years	$0.61	9,937,587	$0.61

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

The weighted-average assumptions used in estimating the fair value of warrants granted during the period, along with the weighted-average grant date fair values, were as follows.

Expected volatility	0.0 - 73.1%
Average expected life in years	4.7 years
Average risk free interest rate	5.76%
Dividend yield	0%

Note 7. Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 income tax and $15,552 interest during the period ended September 30, 2006.

Cash from operating and investing activities for the nine months ended September 30, 2006 excludes the effect of $67,113 of property and equipment acquired on account.

Note 8. Stock-Based Compensation

Stock-Based Compensation Plan - Restated

The May 2005 Stock Option Plan (the "Plan") gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights and restricted stock awards (collectively, "Awards") to present and future employees of us and our affiliated companies. Outside directors, consultants and other advisors are also eligible to receive Awards under the Plan.

A total of 12,000,000 shares of our Common Stock are reserved for issuance under the Plan. If an incentive award expires or terminates unexercised or is forfeited, or if any shares are surrendered to us in connection with an Award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Plan. In addition, the number of shares subject to the Plan, any number of shares subject to any numerical limit in the Plan, and the number of shares and terms of any Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The board of directors or one of its committees will administer the Plan. If Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and Rule 16b-3 under the Securities Exchange Act of 1934, as amended, apply to us and the Plan, then each member of the board or committee, which must have at least two members, must meet the standards of independence necessary to be classified as an "outside director" for purposes of Section 162(m) of the Code and an outside director for the purposes of Rule 16b-3. Subject to the terms of the Plan, the committee will have complete authority and discretion to determine the terms of Awards.

The Plan authorizes the grant of Incentive Stock Options and Nonqualified Stock Options. Incentive Stock Options are stock options that satisfy the requirements of Section 422 of the Code. Nonqualified Stock Options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The committee determines the period of time during which an Option may be exercised, as well as any vesting schedule, except that no Option may be exercised more than 10 years after the date of grant. The exercise price for shares of common stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

There are no specific required minimum service periods for option grants, options generally have a three-year vesting schedule with 1/3 cliff vesting after one-year and 1/24 of the remaining options on a monthly basis over the two remaining years and the maximum contractual option term is 10 years.

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan. During the nine-month period ending September 30, 2006, 1,140,000 options were forfeited and 6,667 options were exercised. As of September 30, 2006, 7,753,333 options were outstanding and 4,240,000 options were available for future option grants.

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

Impact of Adoption of SFAS No. 123-R in Q3 2006

Stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $619,753, or $(0.01) per basic and fully diluted share in the nine-month period ended September 30, 2006 and $141,031 or $(0.00) per basic and fully diluted share in the three-month period ended September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $619,753 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first nine months of 2005, no expense was recorded as the Company did not have any stock options awarded during that period.

During the nine-month period ended September 30, 2006, 200,000 stock options were granted to consultants. These options were not vested as of September 30, 2006.

During the nine-month period ended September 30, 2005, no stock options were granted or vested to consultants.

Pro forma information for the nine-month periods ended September 30, 2006 and 2005 is as follows:

For the nine-month period ended:	September 30, 2006	September 30, 2005

Net loss as reported	$(8,104,454)	$(1,997,533)
Compensation recognized under APB 25	-	-
Compensation recognized under SFAS 123, net of related tax effects	619,753	-
Pro forma net loss	$(7,484,701)	$(1,997,533)

Basic loss per share - as reported	$0.08	$0.02
Diluted loss per share - as reported	$0.08	$0.02
Basic loss per share - pro forma	$0.08	$0.02
Diluted loss per share - pro forma	$0.08	$0.02

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	5.010%
Expected life of the options	10 years
Expected volatility	0.001%
Expected dividend yield	---

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

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

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

Expected volatility	0.001%	.
Expected life in years	10 years
Risk free interest rate	5.8%
Dividend yield	0%
Wt. average grant date fair value	$0.21

Under SFAS No 123-R, the Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the first nine months of 2006 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2005		$0	0
Granted	$0.51		8,900,000
Forfeited	0.50		1,140,000
Exercised	0.50		6,667
Outstanding at September 30, 2006	$0.51	$7,580,800	7,753,333

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.50-$0.55	7,753,333	9.3 years	$0.51	3,223,322	$0.51

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - December 31, 2005	0
Granted	8,900,000	$0.51		1,799,000
Forfeited	(1,140,000)	0.50
Vested	(3,223,322)	0.51
Exercised	(6,667)	0.50
Non-vested - September 30, 2006	4,530,011	0.51	2.3 Years

The total compensation cost not yet recognized related to non-vested stock options is $916,558, which is expected to be recognized over a period of 2.3 years.

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

(b)  Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $28,793 per month in rent under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,335 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $1,029 per month. The Company recognized $241,443 in office occupancy expenses for the nine-month period ended September 30, 2006 compared to $24,050 for the nine-month period ended September 30, 2005.

(c) Equipment Leases:

As of September 30, 2006, the Company had entered into capital leases with five strategic vendors for the financing of computer equipment. The Company pays approximately $9,004 per month under these leases, the last of which expires in March 2008.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Total minimum lease payments under the above leases are as follows:

	Capital	Operating	Total
	Leases	Leases
2006	$25,221	$88,650	$113,871
2007	98,239	328,082	426,321
2008	31,693	366,727	398,420
2009	-	375,819	375,819
2010	-	350,057	350,057
Thereafter	-	-	-
	$155,153	$1,509,335	$1,664,488
Less: Amount representing interest	9,336
Present value of minimum lease payments	145,817
Less: Current portion	86,854
	$58,963

(d)  Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist is also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals. As of September 30, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $130,000 in cash.

On February 13, 2006, the Company entered into a investor relations consulting agreement with the Equity Performance Group. Under the terms of agreement, Equity Performance agreed to render services related to investor relations and communications. The agreement was for a 90-day period and terminated on May 1, 2006. The Company paid the consultants $10,000 per month and issued warrants to purchase 120,000 shares of the Company’s common stock.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 shares of the Company’s common stock.

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares to be issued on October 1, 2006 and the balance of the 80,000 shares to be issued on April 1, 2007.

Note 10. Subsequent events - Restated

On October 3, 2006 the Company cancelled its investor relations consulting agreement with Trilogy Capital Partners and signed a contract with Corporate Communications Network, Inc. to provide similar services. As part of the cancellation agreement, Trilogy is required to transfer 1,535,000 warrants, which are exercisable at $0.50 per share, to Corporate Communications Network, Inc.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

On October 19, 2006, the Company sold a total of 4,166,667 shares of its common stock in its fourth private placement offering at $1.08 per share for which HPC Capital Management acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $612,500, amounted to $3,887,500 in this private placement round. Following the closing of its fourth private placement offering in October 2006, the company will issue the following warrants to purchase shares of its common stock at the price listed below:

Issued to	Description	Number of warrants	Exercise Price
Investors	Series A warrants	2,083,333	$1.75 per share
Investors	Series B warrants	3,703,704	$1.25 per share
Investors	Series C warrants	1,851,852	$2.00 per share
HPC	Agent warrants	416,667	$1.08 per share
Brookstreet Securities	Agent warrants	208,334	$1.08 per share

The proceeds from the issuance of the 4,166,667 shares will be recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

To fulfill a commitment made by the Company to the investors in the Company's August 2006 private placement, and in consideration for the waiver by those investors of certain of their registration rights, the Company issued to those investors an aggregate of 2,121,077 additional shares of common stock and warrants to purchase an additional 1,378,960 shares of common stock at an exercise price of $1.75 per share. We also reduced the exercise price on the originally issued warrants from $2.25 to $1.75 per share.

The Company accounted for the issuance of additional shares at par value as it was part of the third private placement and represents the adjustment in price to honor price protection commitment as mentioned above.

We have accounted for the issuance of additional warrants in consideration of waiver of registration rights as an expense and a credit to warrant liability in accordance with EITF 00-19.

Note 11. Restatement

On January 2, 2007 the Company received comments from the SEC and subsequently determined to restate its previously filed financial statements for the nine-month period ended September 30, 2006 and 2005, due to the following reasons:

1.	The Company excluded a $625,000 deemed dividend from the Statements of Cash Flows as it was a non-cash item.

2.	The Company expensed the following:
•	$175,000 paid as part of the February 13, 2006 reverse merger transaction, and
•	$381,123 paid for investor relations

3.	The Company recorded shares issued to the shareholders of the shell company at the carrying value of net assets acquired.

4.	The Company also reclassified shares to be issued in the balance sheet.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

The effect of the restatements is as follows:

BALANCE SHEET:	REPORTED	RESTATED
CURRENT LIABILITIES
Shares to be issued	$3,798,227	$0
TOTAL CURRENT LIABILITIES	$4,677,248	$879,021

STOCKHOLERS' EQUITY:
Prepaid investor relations expense	$(381,123)	$0
Shares to be issued	$0	$3,798,227
Additional paid in capital	$17,763,460	$17,937,350
Deficit accumulated during development
Stage	$16,411,220	$16,966,233
TOTAL STOCKHOLDERS' EQUITY	$903,649	$4,701,876

STATEMENTS OF OPERATION:	REPORTED	RESTATED
OPERATING EXPENSES
General and Administrative
Three-month period ended Sep. 30, 2006	$1,922,944	$2,304,067
Nine-month period ended Sep. 30, 2006	$7,657,917	$8,167,930
Nine-month period ended Sep. 30, 2005	$1,975,573	$1,997,533
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$16,411,422	$16,405,457

OPERATING LOSS:
Three-month period ended Sep. 30, 2006	$(1,922,944)	$(2,304,067)
Nine-month period ended Sep. 30, 2006	$(7,657,917)	$(8,167,930)
Nine-month period ended Sep. 30, 2005	$(1,975,573)	$(1,997,533)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(16,411,422)	$(16,405,457)

OTHER INCOME/EXPENSE:
Loss on settlement of debt
Nine-month period ended Sep. 30, 2005	$(21,960)	$0
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(64,022)	$0

Total other income (expense)
Nine-month period ended Sep. 30, 2005	$(25,291)	$(3,331)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(202)	$(64,224)

NET LOSS
Three-month period ended Sep. 30, 2006	$(1,895,085)	$(2,276,208)
Nine-month period ended Sep. 30, 2006	$(7,594,441)	$(8,104,454)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(16,411,220)	$(16,341,233)

STATEMENTS OF CASH FLOWS:	REPORTED	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss
Nine-month period ended Sep. 30, 2006	$(7,594,441)	$(8,104,454)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(16,411,220)	$(16,341,232)

Adjustments to reconcile net loss to net cash used in
operating activities:

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements - Restated

Issuance of stock options for compensation
Nine-month period ended Sep. 30, 2005	$(421,031)	$0
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(2,796,424)	$(2,375,393)

Issuance of shares for services
Nine-month period ended Sep. 30, 2005	$(327,200)	$(748,231)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(3,229,108)	$(3,650,139)

Shares issued for acquisition of software
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$625,000	$0

Changes in assets and liabilities:
Accounts payable, accrued expenses and other liabilities
Nine-month period ended Sep. 30, 2006	$59,560	$14,560

Total adjustments
Nine-month period ended Sep. 30, 2006	$2,632,964	$2,587,964
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$7,806,507	$7,181,506

NET CASH USED IN OPERATING ACTIVITIES
Nine-month period ended Sep. 30, 2006	$(4,961,477)	$(5,516,490)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(8,604,713)	$(9,159,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to shareholders of legal acquiree
Nine-month period ended Sep. 30, 2006	$(175,000)	$0
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(175,000)	$0

Prepaid investor relations expense
Nine-month period ended Sep. 30, 2006	$(381,123)	$0
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$(381,123)	$0

Cash received as part of reverse merger
Nine-month period ended Sep. 30, 2006	$0	$(1,110)
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$0	$(1,110)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Nine-month period ended Sep. 30, 2006	$5,127,180	$5,682,193
Cumulative from Dec. 3, 2001 to Sep. 30, 2006	$14,165,202	$14,720,215

Item 2. Management’s Discussion and Analysis or Plan of Operation - Restated

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Foldera, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is a free and easy-to-use online service that combines email, instant messaging, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares of common stock authorized and 8,559,600 shares issued and outstanding. Pursuant to the merger, all of the 91,313,720 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 99,873,320 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.’s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.’s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split. We ended the third quarter of 2006 with $4.01 million of cash on our balance sheet, which was further supplemented by the additional $4.13 million of external equity capital that was raised during October of 2006. Given our current cash usage rate and our expectations to begin generating revenue at the end of the first quarter of 2007 or early in the second quarter of 2007, we anticipate having sufficient cash resources available to fund operations for the next twelve months without the need to bring in any additional external funding. Should our revenue plans prove to be too aggressive (either in terms of anticipated commencement timing or the amount that is generated on a per user basis for our service), we have contingency plans in place to reduce operating expenses to a level which will preserve our cash resources at a level that would enable us to fund existing operations for the next twelve months.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change as we release a more robust version of our product during the tail end of the first quarter of 2007 or early in the second quarter of 2007 with commensurate revenue being generated at that time (primarily, at least initially, through paid search). We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software product.

Application of Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require our management’s significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

Use of Estimates.

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

Revenue Recognition.

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

Depreciation and Amortization.

Property and equipment are depreciated on the straight-line basis over estimated useful lives.

Included in property and equipment is approximately $281,591 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through March 2008. The accumulated amortization included in the property and equipment for these leases is approximately $133,735.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents.

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $66,033 held at a bank, which is shown as certificate of deposit.

Concentrations of Credit Risk.

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

Fair Value of Financial Instruments.

We consider our financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Income Taxes.

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

Accounting for Stock-Based Compensation.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, to provide guidance on SFAS 123(R). We have applied SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method as of and for the nine months ended September 30, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. There were no stock options outstanding as of December 31, 2005.

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

Financial Condition and Results of Operations for the nine-month period year ended September 30, 2006 - Restated

Comparison of the Nine Months ended September 30, 2006 and September 30, 2005

Revenues

Net Revenues for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were zero.

Cost of Sales

Cost of sales for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were zero.

Gross Profits

With no revenue and no cost of sales, overall gross profits for both of the nine-month periods ended September 30, 2006 and September 30, 2005 were also zero.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2006 increased to $2,304,067 and $8,167,930 or $(0.02) and $(0.08) per share respectively, from $909,081 and $1,975,573 or $(0.01) and $(0.02) per share, respectively, for the three and nine month periods ended September 30, 2005. The overall increase in expenses, for the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005, of $6,170,397, or approximately 309% over the prior year period, is due to the increase in equity-based compensation to consultants by $1,274,166 in 2006 to $1,274,166 as compared to zero in 2005, payroll by $1,929,804 or 245% in 2006 to $2,716,981 as compared to $787,177 in 2005, employee options expense by $619,753 in 2006 to $619,753 as compared to zero in 2005, investor relations by $381,123 to $381,123 as compared to zero in 2005, depreciation by $322,187 or 1,093% to $351,670 in 2006 as compared to $29,483, legal and accounting by $289,300 or 76% in 2006 to $669,399 as compared to $380,099 in 2005, consulting by $226,056 or 7,064% in 2006 as compared to $3,200 in 2005, rent by $217,393 or 904% in 2006 to $241,443 as compared to $24,050 in 2005, payment for acquisition of shell company for the reverse merger by $175,000 to $175,000 as compared to zero in 2005, recruiting costs by $119,328 or 7,955% in 2006 to $120,828 as compared to $1,500 in 2005, employee benefits by $98,888 to $98,888 as compared to zero in 2005, communications by $32,867 or 277% in 2006 as compared to $11,885 in 2005, professional fees by $49,915 or 125% to $90,000 as compared to $40,085 in 2005 and travel expenses by $184,422 or 1,293% in 2006 as compared to $14,259 in 2005.

The above increases are a result of the following factors:

•	The equity-based compensation to consultants increased as we sought advice from experts in the technology, business and investor relations areas.

•
We added additional staff as we focused on accelerating the writing of our software code, increased the testing of our application and to support the process of signing up additional users for our beta releases. Additional staff was also added to support the regulatory and business requirements of becoming a public company. These higher staffing levels resulted in a substantial increase in payroll expenses as the total number of employees increased from 25 in September 2005 to 60 in September 2006.

•	Employee stock options were granted to reward, retain and as an incentive to all employees, which increased stock-based compensation expense.

•	Investor relations expense increased as the Company staff traveled to meet with potential investors.

•
Depreciation expense increased as we purchased additional computer equipment and furniture for our new employees and also acquired servers and other computer hardware and software to set up our data centers and create redundancy.

•	We increased our Legal and Accounting expenses to meet our reporting and regulatory requirements as a public company.

•	We consulted with experts in software engineering, investor relations and our former CTO, thus increasing consulting expenses.

•	We moved into a larger office facility to accommodate our expanded headcount level and to ensure there was sufficient room available to expand, if required.

•	Our recruiting and employee benefits costs increased as a result of our expanded staffing levels.

•	Communications costs expanded with our increased level of staff and as we increased the capacity of our data center.

•	Professional fees increased due to costs absorbed as a result of becoming a public company.

•	As a result of expanded business meeting commitments, travel expenses increased on a year-over-year basis.

We adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first nine months of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

Prior to January 1, 2006, we measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Impact of Adoption of SFAS No. 123-R in the Quarter Ended September 30, 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $619,753, or $(0.01) per basic and fully diluted share in the nine-month period ended September 30, 2006 and $141,031 or $(0.00) per basic and fully diluted share in the three-month period ended September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $619,753 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first nine months of 2005, no expense was recorded as we did not have any stock options awarded during that period.

Net Loss

Our net loss for the three and nine month periods ended September 30, 2006 increased to $2,276,208 and $8,104,454 or $(0.02) and $(0.08) per share, respectively, from $909,179 and $2,000,864 or $(0.01) and $(0.02) per share, respectively, for the three and nine month periods ended September 30, 2005. The overall increase in net loss of $6,103,590, or approximately 305% over the prior year period, is primarily due to increases in equity-based compensation to consultants, payroll, legal, communications and travel expenses.

Assets

Assets increased by $4,700,772 to $5,639,861 as of September 30, 2006, or approximately 501%, from $939,089 as of September 30, 2005. This increase was due primarily to the increase in cash and cash equivalents by $3,517,794 to $4,011,479 from $493,685 or 713% as we completed two rounds of private placements, fixed assets increased by $1,212,665 to $1,460,074 or 476% from $254,680 as we purchased additional computer equipment and furniture for our new employees and also acquired servers and other computer hardware and software to set up our data center and to create redundancy.

Liabilities

Total liabilities increased by $651,746 to $937,985 as of September 30, 2006, or approximately 228%, from $286,239 as of September 30, 2005. The increase was due primarily to an increase in accrued expenses by $524,658 to $792,167 or 196% from $267,508 as we expanded our operations, and capital lease obligations increased by $128,837 to $145,818 or 759% from $16,981 as we purchased additional hardware equipment and furniture for our new employees.

Stockholders’ Equity

Stockholders’ equity increased by $4,049,027 to $4,701,876 as of September 30, 2006, or approximately 620% from $652,849 as of September 30, 2005. The increase was due primarily to an increase of $3,787,076 to $3,798,227 or 33,962% from $11,151 in shares to be issued as we received cash for the private placement offering that closed in August 2006 but the shares were not physically issued until October, 2006.

Liquidity and Capital Resources

General

Overall, we had a decrease in cash flows of $814,566 for the nine months ended September 30, 2006 resulting from $5,516,491 cash used in operating activities, $980,269 of cash used in investing activities, offset by $5,682,194 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $5,516,491 for the nine months ended September 30, 2006 was primarily attributable to a net loss of $8,104,454, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $351,670, the issuance of warrants, stock options and stock for services of $1,549,728, employee options expense of $619,753, issuance of stock options for service of $39,050, stock to be issued of $21,400, an increase in accounts payable and accrued expenses of $14,560 offset by an increase in prepaid expenses of $1,424 and deposits of $6,773.

Cash Flows from Investing Activities

Net cash used in investing activities of $980,269 for the nine months ended September 30, 2006 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities

Net cash of $5,682,194 generated in financing activities in the nine months ended September 30, 2006 was primarily due to the issuance of shares for cash of $1,800,115, proceeds from shares to be issued of $3,776,827 and exercise of warrants of $169,906 offset by payments to related party of $1,750, cash received as part of merger of $1,110 and payments for leased equipment of $61,794.

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

Subsequent Events

On October 3, 2006 the Company cancelled its investor relations consulting agreement with Trilogy Capital Partners, Inc. and signed a contract with Corporate Communications Network, Inc. to provide similar services. As part of the cancellation agreement, Trilogy is required to transfer 1,535,000 warrants, which are exercisable at $0.50 per share, to Corporate Communications Network, Inc.

On October 19, 2006, the Company sold a total of 4,166,667 shares of its common stock in its fourth private placement offering at $1.08 per share, and HPC Capital Management acted as placement agent. The cash proceeds for the issuance of shares, net of offering cost of $612,500 amounted to $3,887,500 in this private placement round. Following the closing of our fourth private placement offering in October 2006, the Company will issue the following warrants to purchase shares of its common stock at the price listed below:

Issued to	Description	Number of warrants	Exercise Price
Investors	Series A warrants	2,083,333	$1.75 per share
Investors	Series B warrants	3,703,704	$1.25 per share
Investors	Series C warrants	1,851,852	$2.00 per share
HPC	Agent warrants	416,667	$1.08 per share
Brookstreet Securities	Agent warrants	208,334	$1.08 per share

The proceeds from the issuance of the 4,166,667 shares will be recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

To fulfill a commitment made by the Company to the investors in the Company's August 2006 private placement, and in consideration for the waiver by those investors of certain of their registration rights, the Company issued to those investors an aggregate of 2,121,077 additional shares of common stock and warrants to purchase an additional 1,378,960 shares of common stock at an exercise price of $1.75 per share. We also reduced the exercise price on the originally issued warrants from $2.25 to $1.75 per share.

The Company accounted for the issuance of additional shares at par value as it was part of the third private placement and represents the adjustment in price to honor price protection commitment as mentioned above.

We have accounted for the issuance of additional warrants in consideration of waiver of registration rights as an expense and a credit to warrant liability in accordance with EITF 00-19.

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

None
Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC.

Date: November 14, 2006	By:	/s/ Richard Lusk
Richard Lusk Chief Executive Officer and President (principal executive officer)

Dated: November 14, 2006	By:	/s/ Reid Dabney
Reid Dabney Senior Vice President and Chief Financial Officer (principal accounting and financial officer)