Form 10KSB
period 2006-12-31
FOLDERA, INC
filed 2007-04-13
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No.:  333-118799

FOLDERA, INC.
(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Boulevard, Suite 1500 Huntington Beach, California	92647
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (714) 766-8700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock 0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The issuer’s revenues for its fiscal year ended December 31, 2006, were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $42,974,118, based on the closing price of $0.76 per share on March 31, 2007, as quoted by the OTC Bulletin Board.

As of March 31, 2007, 113,049,548 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Documents Incorporated by Reference: None

FOLDERA, INC.

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	9
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
	PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITY	9
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	17
ITEM 7.	FINANCIAL STATEMENTS	28
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	29
ITEM 8A.	CONTROLS AND PROCEDURES	29
ITEM 8B.	OTHER INFORMATION	29
	PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	17
ITEM 10.	EXECUTIVE COMPENSATION	34
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	37
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39
ITEM 13.	EXHIBITS	40
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	41

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Our company, Foldera, Inc., has designed and developed Foldera™, our free, secure and easy-to-use software service that instantly and automatically organizes workflow. Foldera combines web-based e-mail, document manager, task manager, calendar, contact manager and sharable folders into a unified productivity suite, available with a single login from any web browser. Foldera has the unique ability to instantly sort and file a user’s sent and incoming e-mail, documents, tasks and events into folders, on a project-by-project basis, chronologically and in real-time. We offer our standard version Foldera service for free to individuals within small and mid-sized businesses and departments within an enterprise. It is expected that these individuals will in turn introduce Foldera to their colleagues in a viral fashion, and to their friends and families in order to better organize their day-to-day lives.

After more than four years in development, testing and feature refinement, we launched our sign-up page in mid-February 2006. Since that time, more than 16,000 businesses have expressed interest in creating over two million user seats on the free Foldera service. On June 19, 2006, we officially launched a limited beta version of our service, rolling it out to a select number of users, and have begun the process of systematically activating additional accounts to further expand our beta user group.

We intend to target small to mid-sized businesses and departments within an enterprise. We believe that our service will be especially useful to business teams that work in remote locations, away from a central office, and that collaborate on multiple projects and activities, often with people outside their business. We believe that up until now this highly desirable user group has been shut out of the market due to the high price of competing solutions.

Product Overview

We utilize our own proprietary technology to enable Foldera to do sorting and filing, not our members. And, we do it while our members perform their work activities, not afterwards, as they do now.

We accomplish this by placing project specific Activity Folders at the center of a collaboration effort, not an unfiltered email inbox. With Foldera, our members still use email, but now they access their email application, and other applications, from within shared Activity Folders, with each Activity Folder dedicated to a distinct project. This unique feature enables our members to communicate and share information with others within the context of a specific project or activity, while automatically sorting and filing their information as they work.

 For example, each Activity Folder groups together, in chronological order, all of the email (sent and received), comments, tasks, documents and calendar events related to that specific project or activity. These records are live files that can be opened, edited, shared and then saved again.

 New information is instantly organized and available to all entitled members in one centralized location on the Internet. With Foldera, communications are more efficient and effective, and information sharing is faster, easier and more reliable than when using disconnected, single-purpose applications and traditional email without Foldera. By using Foldera’s organization, messaging and collaboration system, business teams are always kept up to date and working more productively on a parallel basis, saving time and potential confusion within the business.

Businesses can be up and running and fully coordinated on Foldera in minutes, with our easy-to-use web interface. Foldera also enables businesses to add additional team members and to sign up for additional data storage should the need arise. From a member’s perspective, there is no hardware to buy, there are no downloads, no patches, no upgrade cycles, no IT resource involvement for set up or maintenance, no long-term contracts and the basic service is free. Because the Foldera product offering is browser-based, we anticipate that members will require very modest training in order to effectively utilize our product.

Market Research

According to a recent study by Grant Thornton, a leading accounting and consulting firm, the average business person spends an hour and a half each day processing e-mail. Further, a Palo Alto research study by Bellotti and Ducheneaut indicated that employees spend 10% of their time filing messages and about 8% of their time searching to find the messages they need to do their jobs. Based on these studies, the typical business person wastes two hours each week searching, sorting and filing information.

The messaging/collaboration segment of the global software market is large, rapidly growing and undergoing a shift away from “on premises” providers to “hosted providers” like Foldera. In 2004, according to the Radicati Group, a consulting group that provides market research on the messaging and collaboration market, “revenue in the corporate Messaging and Collaboration Software segment expanded by nearly 10% to roughly $2.85 billion.” Additionally, “during 2004, the number of e-mail users increased by over 22%, to 1.1 billion global mailboxes,” according to the Radicati Group.

Industry Overview

We intend to participate in two large industry segments: the messaging and collaboration portion of the software market and the search-based advertising market.

The Messaging and Collaboration Software Market. The Radicati Group is forecasting that the fastest growing segment of the Messaging and Collaboration software market will be for “hosted services.” This is expected to lead to a flat to declining market for the “on premise” portion of the market, with a continuation of the trend toward outsourced and hosted email solutions. The Radicati Group projects that the total number of hosted email mailboxes will increase from 1 billion mailboxes in 2006, to nearly 2 billion mailboxes in 2010. Foldera is a hosting service provider.

The Gartner Group estimates that $6 billion was invested in enterprise collaboration software licenses in 2005. Gartner predicts this will increase to more than $9 billion by 2009.

In September of 2006, The Gartner Group released a report entitled, “Enterprise Social Software to Boost Efficacy of Non-Routine Work.” In this report, Gartner states that “the next big wave of productivity gains will come from improving the efficiency of non-routine, creative work, particularly that which results from the key activities by which workers create value - discovering, innovating, collaborating, leading and learning.”  According to Gartner, “Enterprise social software will expand the options available for augmenting key behaviors that rely on social interactions such as discovering, innovating, collaborating, leading and learning. The challenge is to adapt and adopt different ways to stimulate and channel the creativity of high impact workers toward developing new ideas, collaborating across organizational boundaries, and establishing more effective virtual teams.” Vendors will also target small businesses with hosted collaboration services. Vendors have dozens of hosted collaboration services in the market, used by millions of small-business employees. Some vendors offer just asynchronous collaboration features (e.g., discussion threads, document repository and workflow). Others also offer real-time collaboration (e.g., Web conferencing and instant messaging). Hosted collaboration service providers increasingly offer these capabilities as part of a broader set of business applications (e.g., contact management, customer management and project management).

The Search-Based Advertising Market. A growing trend on the Internet is the proliferation of free services that utilize advertising revenues as their primary source of income. For example, numerous companies such as Google.com, Ask.com, Myway.com, Technorati.com, Weather.com, AOL.com, Yahoo.com, MSN.com, and Blogger.com utilize similar ad supported models.

We intend to integrate a paid search feature into each page of our online service and we expect to derive a substantial portion of our revenue from this feature. We have selected Google’s “AdSense for Search” program to capitalize on Google’s popularity with Internet searchers. Google leads the U.S. Internet search industry with a 49.6% share of all queries, according to NielsenNetRatings, followed by Yahoo at 23.9% and MSN-Microsoft at 8.8%. An average of 3.8 billion searches were conducted monthly during 2004, according to ComScore Networks, with each searcher entering an average of 33.2 searches per month.

U.S. Internet advertising revenues totaled $12.5 billion in 2005, exceeding 2004 levels by 30%, according to the Interactive Advertising Bureau and PricewaterhouseCoopers. According to eMarketer, an Internet research company, paid search ad spending in the United States will top the $23 billion mark in 2008. Foldera believes paid search will continue to be the dominant form of online advertising, at around a 40% share of the overall market, with less than 2% of businesses in the United States having ever participated.

Target Audience - The SMB Market

We intend to target the small-to-mid-sized business, or SMB, marketplace for Foldera. According to the Small Business Administration, there are approximately 22.9 million small businesses in the United States alone. Small businesses provide approximately 75% of the new jobs added to the economy and employ 50.1% of the private sector’s workforce. According to The Gartner Group, worldwide business spending on IT exceeded $2 Trillion in 2005. Foldera believes the complexity and high cost of ownership of messaging and collaboration software has prevented small businesses from deploying this type of software in the past.

Revenue Model

We anticipate generating revenue from two primary sources: the up-selling of Premium Services and Paid Search Advertising. Premium Service revenue is derived from the sale of extra storage, vanity email domain hosting, custom branding and technical support by phone. Paid search revenue is derived each time a Foldera member uses the embedded Google search box and then clicks on the ad of an advertiser in the Google network.

Sales of Premium Storage. Our basic account will include 1 gigabyte (GB) of free storage. We expect to up-sell a small portion of our basic accounts to our premium storage package. We project that storage revenue will increase over time as members store more information each year.

MX Record E-mail Hosting. Each basic Foldera account will include a standard Foldera email domain, for example: jdoe@yourcompanyname.Foldera.com. We will also offer to host a vanity email domain name for each account. Vanity email domains, such as jdoe@yourcompanyname.com, are available for an additional one-time charge of $100. We anticipate that a small portion of our accounts will upgrade to a vanity e-mail domain name.

Custom Branding. Foldera enables its users to easily upload their logos and to select a color scheme that matches the look and feel of their marketing website. Branding assistance will be available for a one-time charge of $100 and we project that a small portion of our accounts will ask for assistance in customizing the branding of their Foldera.

Premium Tech Support. Foldera has a free and easy to use help trail embedded throughout its application. We project that a small portion of our accounts will require additional technical support. Technical phone support will be available for $30 per incident. We intend to outsource our technical support operation.

Paid Search Revenue. Google has a recognized and well established program for publishers like Foldera, which seek to monetize their traffic and web content. The program is called AdSense for Search. We intend to integrate this Google search feature into each page of our online application. Google AdSense combines Google’s search technology with thousands of keyword advertisers to deliver targeted text-based ads to search result pages. People find these ads useful and click on them and, when they do, Google shares a portion of the revenue with the web publisher.

According to Majestic Research, searchers click on ads 17% of the time they search, or one for every six searches, and the average revenue generated per click is $0.54.

Rollout Strategy and Timetable

Following over four years of system development, we launched a limited pre-release beta service in the second quarter of 2006. At the end of the end of the first quarter of 2007, we expanded our beta service and we expect to begin generating revenue during the second quarter of 2007.

Network Marketing and Distribution Strategy. To quickly and cost-effectively introduce Foldera to the global marketplace, we intend to give Foldera away for free and utilize a grassroots network marketing approach modeled after several other successful web-based technology product launches. For example, Hotmail (and others, including Myway, Skype, Firefox, MySpace, Friendster, Flickr, Facebook, Orkut and Linkedin) used this Marketing and Distribution strategy successfully, obtaining millions of members in a short period of time.

Foldera believes that when people discover a remarkable online service, they like to tell their friends and business associates about it, who, in turn, tell others through word-of-mouth or email communications. This network marketing approach served as the foundation for the roll out of Hotmail. While Foldera’s roll out will be modeled after Hotmail’s, we can offer no assurances that the market will similarly receive our product.

Foldera believes that the money that would have otherwise been spent on advertising our product will be better used in making our application as feature rich and user friendly as possible. We believe that satisfied members are more apt to tell their friends and spread the word about Foldera, giving us free network-enhanced word-of-mouth advertising. In effect, we anticipate that our customers will become our advertising advocates. For example, MySpace, which was launched in late 2003, gave musicians free web sites on which to post their songs and allowed fans to build their own web pages in order to connect with like-minded enthusiasts. “MySpace never spent money on advertising and now has 22.5 million users,” according to an August 1, 2005 Newsweek article. No assurances can be given, however, that our experience in this regard will be similar to that of MySpace.

Our free and frictionless self service sign-up model is expected to remove the pricing barrier that has prevented most small-to-medium sized businesses from owning similar software in the past. We believe this pricing strategy will help us gain market share faster than if we charged a higher price for our software and spent more on sales and marketing initiatives.

Initially, during the second quarter of 2007, we anticipate courting the interest of bloggers and technology enthusiasts in the rollout of our software product, both through direct contact and the use of consultants. This will be accomplished by providing advance editions of our product to the individual bloggers and technology enthusiasts we have identified who have considerable influence in the collaboration software market and to solicit their reaction to our software product. Additionally, we plan to target selective media outlets (i.e. newspapers, magazines, radio and television) to gain publicity for our product. Finally, we plan to engage with key industry analysts to receive product evaluation reviews from these key influence purveyors. As such, these technologists are typically the first customers for anything that is truly brand new in the technology marketplace. From a marketing point of view, technologists exercise great influence over, and act as gatekeepers of, the rest of the technology product life cycle. If they reject a product, no one else will give the product a second chance. An additional benefit to courting this group is that they are typically very vocal and active in assisting technology companies in shaping their products and in disseminating product information and attributes to the broader market.

Because of our limited ability, at least initially, to meet the expected demand for Foldera accounts, we intend to limit the number of accounts an existing Foldera account can refer to others but we will not restrict the number of members that can be signed up within an existing account. The purpose of this strategy is twofold. First, it enables us to meet demand and scale the application in a responsible way. Second, by making prospective early adopters line up for access and having them wait before they are granted membership, we will further enhance the sense of entitlement and community members will feel when they have been admitted. For example, this strategy was utilized effectively when Google launched its email product called Gmail.

Ongoing Improvements - Foldera’s Technology Roadmap

Our mission is to create the best web-based Organizer and Messaging/Collaboration service in the world. In pursuit of that mission, we intend to rapidly respond to ongoing customer feedback and feature requests. Here are just a few items on our product roadmap:

Offline Content Synchronization. This feature will enable members to work within their Foldera application when an Internet connection is unavailable. This is possible using our proprietary web folder technology that establishes a local version of Foldera on a member’s local personal computer. All of a member’s offline information will then be uploaded and synced up to the online information the next time the member logs into his or her Foldera over the Internet.

Wireless Access. This feature will enable our members to access their Foldera from any wireless device. For example, if a member is away from the office, the member will be able to remotely access, check and respond to email, obtain the phone numbers of their contacts and review, edit and share documents.

Enterprise Server Solution. Foldera’s primary focus will be on small-to-midsized businesses, but we anticipate that some large enterprises will want their own, on-premises version of the Foldera application. For this reason, we intend to create a Foldera enterprise server solution which will include a preconfigured Dell server(s) with a private version of the Foldera application to be hosted in the enterprise’s infrastructure, rather than on our servers.

The Foldera Software Development Kit (SDK). This tool will enable outside developers to expose their applications from within the Foldera framework. For example, a real estate company may want to expose Multiple Listing Service (MLS) home listing data into the Foldera being used by their real estate agents. The Foldera SDK will make this possible by allowing outside developers to customize the application to suit their particular purpose.

The Foldera API. We intend to enable other software developers to expose Foldera within their applications. These experiments, often referred to as “mashups,” have yielded significant product extensions for Google, Flickr and numerous other technology companies.

Audio and Video Conferencing. These features will enable our members to conduct voice and video conferences from within the shared Activity Folder framework. We envision that these services will be sold on a monthly subscription basis.

Expansion of the Integrated Toolset. We intend to add voice over Internet protocol (VOIP) telephony, fax service and a photo organizer into our shared Activity Folder framework.

Expanding Verticals. In the future, we intend to customize the application for specific vertical industries. For example, we plan to create a version suited to contractors, engineers, consultants, architects, developers, project managers, students and many other potential operations.

Patents and Intellectual Property

We regard our organizer and messaging/collaboration software solution as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and other intellectual property protection methods to safeguard our technology, processes and system. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We filed a U.S. Provisional Patent Application Serial No. 60/517,271, with the U.S. Patent and Trademark Office on November 4, 2003. The following is an abstract taken from the application. “Taskport is a scalable and reliable collaborative software application that provides an information hub that serves as a single portal to using applications in an aggregated, collaborative manner, thereby eliminating the need for constant transmission / reception of information to achieve collaboration, is presented. The present invention creates a portal for all entities, and enables access, storage, sharing, and response to related information from anywhere at anytime on any access unit in a collaborative and collective methodology. The present invention also provides object-based security and object-based threaded discussion sessions for all objects generated by the various applications.” There can be no assurance that our patent application will result in any patent being issued to us or, if issued, that any patent claims will be of sufficient scope or strength to provide any meaningful competitive advantage to us. In addition, any patent may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The patent is estimated to be active for twenty years from the November 2003 filing date, subject to review and grant of an issued patent and subsequent payment of maintenance fees.

Our intellectual property also includes the copyrighted source code for the Foldera application. A copyright exists upon the creation of the work, and for corporate works made for hire, the term would be the shorter of 95 years from the date of publication, or, if unpublished, 120 years from the date of creation. We estimate that the copyright was created in 2001 and that the term would therefore be at least 95 years from that date.

We also own the registered trademark for the Foldera system name. Additionally, we own the following service marks:

Group Information Manager;

Group Information Organizer; and

Group Information Collaborator.

We also own the word mark - Foldera. U.S. trademark rights can potentially be unlimited in duration if the mark is used continually in commerce, but trademark registrations must be maintained by filing an affidavit of use between the fifth and sixth years of registration, a renewal between years nine and ten after registration, and thereafter a renewal every ten years. We filed applications for all of our marks on an intent-to-use basis, all applications have been published and a notice of allowance has been received for each mark. We plan to continue to renew our registration of each mark in accordance with the above described renewal requirements.

We rely upon our efforts to design and implement improvements to our Foldera system to maintain a competitive position in the marketplace.

Competition

The messaging and collaboration software industry is highly competitive and we expect this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better software applications and product functionality. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have considerably greater resources, including financial and software development personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and changes in consumer demand. If the Company is unable to compete effectively in the messaging and collaboration software industry, the Company may not increase revenues or achieve profitability.

Competition in the messaging and collaboration software industry is characterized by several key factors, including the following:

1.	Rapid changes in technology and customer requirements. New opportunities for existing and new competitors can quickly render existing technologies and products obsolete or less valuable.

2.	Relatively low barriers to entry. Startup capital requirements for software companies can be very small and software distribution over the Internet is inexpensive and easily outsourced.

3.	Significant price competition. Direct distribution of competing products, particularly over the Internet, may cause prices and margins to decrease in traditional sales channels.

4.
Consolidations and mergers. Software companies and their individual products have a high rate of mergers, product line sales and other transfers and consolidations. As a consequence, there is a tendency to have a higher concentration of able competitors within the industry.

Other key factors that may influence competition about which we are currently unaware could arise in the future.

In addition to the foregoing, a slowdown affecting the general growth in demand for messaging and collaboration software and related products and services could harm the Company’s revenue and prospects for achieving profitability. The markets for the Company’s products and services depend on economic conditions that affect the broader software and technology related markets. Downturns in any of these markets may cause end users to delay adoption of the Company’s products and services. Customers may experience financial difficulties, cease or scale back operations or reverse prior decisions to adopt the Company’s products and services. As a result, the Company could experience longer product sales cycles and pressure from the market to reduce prices. A reduction in prices could cause the Company to realize lower revenues and margins.

Continuing changes in technology and industry standards could render the Company’s software products unmarketable or obsolete. The markets for the Company’s products change rapidly because of technological innovation, changes in customer requirements, declining prices and evolving industry standards. New products and technologies often render existing technology oriented products, services or infrastructure obsolete, too costly or otherwise unmarketable. The Company’s success depends on its ability to introduce innovations in its products, integrate new technologies into its application on a timely basis. There is no guarantee that the Company will be successful in achieving these goals or that it will do so in a manner that is sufficiently timely to ensure that the Company is able to successfully compete for customers and market share. Additionally, if the Company fails to incorporate the features, performance criteria and security standards in its product and services that customers require, market acceptance of its products may not materialize or may be significantly delayed and the Company’s revenues may level off or decline as a consequence.

Technological advances also require the Company, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in its products and services. Product development for Software as a Service (SaaS) products requires substantial lead time for development and testing. If the Company does not commit resources to developing and selling products incorporating new technologies at the rate demanded by the Company’s markets, its products and services may be rendered obsolete, revenues could suffer and the Company may not achieve profitability. Even if the Company does develop new or enhanced products and services, the Company cannot guarantee that these products will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect revenues and prevent the Company from achieving profitability.

The Company believes that the distinctive features of its products differentiate it from competing products, thereby enabling it to remain competitive. The Company’s policy is to develop its own core software, while hardware and other software application are outsourced from third-party vendors. The Company believes this policy enables it to adopt new products and application features sets and to develop and integrate new solutions expediently into the marketplace.

The competitive factors described above may have a material adverse effect on the Company’s future operating results, including reduced profit margins and loss of market share. Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future product attributes that will achieve market acceptance. The Company’s future is largely dependent o the development of new product feature sets for its messaging and collaboration software offering. Because the Company is a development-stage company, these products and services are still in varying stages of development and there can be no assurance that the development of the products and services will be successfully launched or completed on a timely basis.

We face competition from other messaging and collaboration service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the areas of email and instant messaging, and we may also compete with companies that sell products and services online because these companies are attempting to attract users to their web sites to search for information about products and services. Many of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, products and services. If our competitors are successful in providing a similar or better messaging and collaboration application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user traffic. Any such decline in traffic could materially and adversely affect revenues and prevent the Company from achieving profitability.

 We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those of the Company. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

Finally, there has been a trend toward industry consolidation among our competitors, and smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, any resulting decline in traffic could materially and adversely affect our revenues and profitability.

Governmental Regulation

We are subject to the same federal, state and local laws as other companies conducting business in the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

Research and Development

Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenues and estimated economic life and changes in software and hardware technology. We do not have any capitalized software product development costs as of December 31, 2006. Research and product development expenditures were approximately $709,666 and $1,892,559 in the years ended December 31, 2005 and 2006, respectively.

Employees

At December 31, 2006, we had 60 employees and one contractor in the United States. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit. All employees sign standard employment agreements that specify they are all “at will” employees.

Corporate Information and Organizational History

We were founded in December 2001 by Richard Lusk, our Chairman, President and Chief Executive Officer. Mr. Lusk has been the visionary force behind several software companies and was a founding shareholder of Predictive Technologies, Platform Technologies and Oanda.com. In February 2006, we completed a reverse merger into a publicly held holding company, Expert Systems, Inc., and concurrently changed our corporate name from Taskport, Inc. to Foldera, Inc., and raised $10.6 million in two private financing transactions completed in the first quarter of 2006 and the third quarter of 2005. In May 2006, we effected a 4-for-1 forward stock split of our outstanding shares of common stock. All share amounts contained herein reflect the 4-for-1 forward stock split.

Since our business is that of Foldera only, and the former Taskport stockholders control the merged companies, the information contained herein for periods prior to the fiscal year ended December 31, 2006 is that of Taskport as if Taskport had been the registrant for all the periods presented in this report. The section “Management’s Discussion and Analysis or Plan of Operation” and the audited consolidated financial statements presented in this report are those of Taskport prior to the reverse merger, as these provide the most relevant information about us on a continuing basis.

Our principal executive offices are located at 17011 Beach Boulevard, Suite 1500, Huntington Beach, California 92647, and our telephone number at that address is (714) 766-8700. We maintain a corporate website at www.foldera.com. The contents of our website are not part of this prospectus and should not be relied upon with respect to the prospectus.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change since we released a more robust version of our product at the end of the first quarter of 2007, with commensurate revenue anticipated to be generated during the second quarter of 2007 (primarily, at least initially, through paid search). We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software offering.

ITEM 2. DESCRIPTION OF PROPERTY.

In September 2005, we entered into an agreement to lease 15,154 square feet of office space in Huntington Beach, California to house our administrative, marketing, system development and technical support operations. We pay approximately $29,550 per month in rent under this lease, which expires in September 2010.

According to the terms of the agreement, we provided a $63,647 secured certificate of deposit to the landlord. The secured certificate of deposit will be credited to us at the beginning of month 37 of the lease term against the then scheduled base rent due to the landlord.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. We are not currently party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol “FDRA.OB.” Trading in our shares began in August 2005 under the symbol EXM.OB, and related only to Expert Systems, Inc. prior to our reverse merger transaction on February 13, 2006.

The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board:

	Closing Bid
	High	Low
January 1, 2005 - December 31, 2005
Third Quarter (August 23, 2005 - October 31, 2005)	$.01	$.01
Fourth Quarter	.03	.01

January 1, 2006 - December 31, 2006
First Quarter (January 1, 2006 - February 13, 2006)	$.03	$.03

First Quarter (February 14, 2006 - March 31, 2006)	2.66	.62
Second Quarter	3.75	1.81
Third Quarter	2.50	1.10
Fourth Quarter	1.75	0.87

January 1, 2007 - December 31, 2007
First Quarter	$1.07	$0.55
Second Quarter (through April 11, 2007)	0.82	$0.62

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 31, 2007, there were 113,049,548 shares of our common stock outstanding, owned by approximately 494 holders of record.

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Form 10-KSB, 10-QSB or 8-K. In addition, see Item 6, Management’s Discussion and Analysis or Plan of Operation - Recent Developments, for information concerning our recent financing transactions.

We did not repurchase any shares of our common stock during 2006.

RISK FACTORS

Risks Related to Our Business and Industry

We are in an early stage of development, have a limited operating history and have not generated any revenue to date; accordingly, investors in our common stock may lose their entire investment.

We are in the early stage of development and have only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company, including a limited operating history. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring our product to market on a timely basis. We have not generated any revenues to date, and there can be no assurance that we will be able to successfully develop our web-based messaging and collaboration product and penetrate our target market. We sustained net losses of $3,081,878 and $11,117,316 for the years ended December 31, 2005 and 2006, respectively. Further, we may incur significant losses through 2007 and beyond, as we further develop and commercialize our web-based messaging and collaboration product. We cannot assure you that we will ever generate significant revenue or have profits.

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a going concern beyond December 2007 without additional funding; in which event, we may have to curtail our operations, sell some of our assets or take actions that may dilute your financial interest.

We had an accumulated deficit of $19,354,094 at December 31, 2006. Through December 2006, we have been continually dependent upon equity injections raised through private stock offerings from non-related parties and equipment leases provided by non-related parties to finance our business operations.

We are currently seeking additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have not yet launched our Foldera product into the general marketplace and there can be no assurance that our product will be accepted by the marketplace; thus, the future or our business is uncertain.

While we have launched a limited beta version of our Foldera product, we have not launched our Foldera product into the general marketplace and there can be no assurance that our product will be accepted by the marketplace. If the marketplace finds any or all of Foldera’s product undesirable, we will be required to make potentially time-consuming and costly changes to our application, which may further delay the general rollout of the product. Such delays would deplete our financial resources and would have a material adverse effect on our business, results of operations and financial condition.

We face competition from other Internet companies, including web-search providers, Internet advertising companies and destination websites that may also bundle their services with Internet access. Because we are smaller and have fewer financial resources than many of these companies, we may not be able to successfully compete in this very competitive industry.

We face competition from other messaging and collaboration service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the area of email and we may also compete with companies that sell products and services online because these companies are attempting to attract users to their web sites to search for information about products and services. Many of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, products and services. If our competitors are successful in providing a similar or better messaging and collaboration application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user traffic. Any such decline in traffic could materially and adversely affect our revenues and potential profitability.

 We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those of Foldera. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

Finally, there has been a trend toward industry consolidation among our competitors, and smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, any resulting decline in traffic could materially and adversely affect our revenues and profitability.

Due to the rapidly changing technology and frequent introduction of new Internet-based services in our industry, if we do not continue to innovate and enhance our products and services in a way that is desirable to users, we will likely lose users of our Foldera service, as well as advertisers, and experience further losses in the future.

 Our future success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in messaging, collaboration and online advertising. As a result, we must continue to invest significant resources in research and development in order to enhance our messaging and collaboration technology and our existing products and services. Additionally, we will have to consistently introduce new high quality products and services that people can easily and effectively use. If we are unable to ensure that users and customers have a high quality experience with our products and services, then these customers may become dissatisfied and move to competitors’ products. Moreover, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, with any resulting decline in traffic potentially having a material and adverse affect on our revenues and profitability.

Our future operating results may also suffer if innovations are not responsive to the needs of our users, are not appropriately timed with market opportunity or are not effectively brought to market. As messaging and collaboration technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our services. This may force us to expend significant resources in order to remain competitive.

We expect to generate a significant portion of our revenue from advertising and any reduction in advertising spending by advertisers (and resulting loss of advertising revenue to us) could seriously harm our business prospects.

We expect to generate a substantial portion of our revenues from Google’s “AdSense for Search” integrated search advertising. Google’s advertisers can generally terminate their contracts at any time. Google’s advertisers will not continue to do business with Google or us if their investment in advertising does not generate sales leads and, ultimately, customers.

 We anticipate relying on our participation in Google’s AdSense Program, which can be easily joined using Google’s automated sign-up process, for a significant portion of our revenues. If we were to lose this relationship with Google, it could have a material and adverse affect on our revenues and profitability.

Our business prospects depend on our ability to develop a strong brand image and identity to attract users; if we do not do so, users will seek alternative providers of our services and our growth, if any, will be limited.

We believe that the creation of a brand identity will significantly contribute to the success of our business. We also believe that maintaining and enhancing the “Foldera” brand are critical to expanding our base of members. Maintaining and enhancing the brand may require us to make substantial investments, and these investments may not be successful. If we are unsuccessful in our efforts to initially obtain, then promote and maintain the “Foldera” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as the web-based market for collaborative systems becomes increasingly competitive, initiating, maintaining and enhancing, our brand may become increasingly difficult and expensive. Initiating, then maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality products and services, which we may not do successfully. To date, we have not engaged in any direct brand promotion activities, and this enhances the risk that we may not be able to successfully implement brand enhancement efforts in the future.

We intend to outsource critical billing functions to a third-party provider and, if this is not successfully accomplished, our operations could be disrupted and we will need to add this emphasis internally, which would divert our efforts and resources from other functions.

 We intend to sell our members additional features and services at a nominal charge. We intend to enter into an arrangement to outsource our worldwide billing and collection functions to a third-party service provider, and we are currently in the process of implementing this arrangement; however, there can be no assurance that the arrangement will be successfully completed and implemented.

If we do not successfully implement this project, our business, reputation and operating results could be harmed because we have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on a timely basis, the service provider may not perform to agreed upon service levels. Failure of the service provider to perform satisfactorily could result in customer dissatisfaction, disrupt our operations and adversely affect operating results. If we need to find an alternative source for performing these functions, we may have to expend significant resources to accomplish this, which could have a material adverse affect on our operating results.

Our intellectual property rights are valuable and any inability by us, for any reason, to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets of our company. We also have a patent pending for a method and system for collaboration. We cannot assure you that our patent application will result in any patent being issued or, if issued, that any patent claims will be of sufficient scope or strength to provide any meaningful protection or any competitive advantage to us. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside of our control that could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have undertaken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to successfully compete. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Our proprietary information and technology could become subject to intellectual property rights claims by third parties in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technology in the future.

 Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

If Google, our provider for integrated search, fails to detect click-through fraud, Google could potentially lose the confidence of its advertisers, thereby causing our business to suffer since we anticipate a significant proportion of our revenue will be generated through Google.

 We are exposed to the risk of fraudulent clicks on ads by persons seeking to increase the advertising fees paid to Google Network members. Google has refunded revenue that their advertisers have paid to them and that was later attributed to click-through fraud, and we anticipate it will continue to do so in the future.

Click-through fraud occurs when a person clicks on a Google AdWord ad displayed on a web site in order to generate the revenue share payment to the Google Network member rather than to view the underlying content. If Google is unable to stop this fraudulent activity, these refunds may increase. If Google finds new evidence of past fraudulent clicks, it may have to issue refunds retroactively of amounts previously paid to Google Network members. This could negatively affect our profitability and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in Google’s programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with Google’s advertising programs, which could lead to loss of advertisers and revenue.

We may not be able to retain our key personnel that we need to succeed, and new qualified personnel may be extremely difficult to attract, especially as we seek to grow.

 We believe that our continued success will depend to a significant extent upon the efforts and abilities of Richard Lusk, our Chief Executive Officer, and certain key employees and consultants, including Reid Dabney, David Madison, Daniel O’Shea and Oliver Starr. We have not entered into employment agreements with our key personnel and our failure to retain Messrs. Lusk, Dabney, Madison, O’Shea and Starr in particular, or to attract and retain additional qualified personnel, could adversely affect our business, financial condition and results of operations. We have recently secured a $1,000,000 life insurance policy on Mr. Lusk for our benefit. We do not carry key-man life insurance on any of our other officers.

To manage the expected growth of our operations, we will be required to improve existing or implement new operational and financial systems and procedures and to expand, train and mange our employee base. We will also need to expand our finance, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate and manage required personnel.

We may have difficulty scaling and adapting our infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users if our system fails and cause us to implement costly infrastructure changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We expect to spend substantial amounts to purchase and/or lease data centers and equipment and to upgrade our technology and network infrastructure to handle traffic and to roll out new products and services. If this expansion is not successfully implemented, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. Resulting cost increases, loss of traffic and/or failure to accommodate new technologies or changing business requirements could have a material adverse effect on our operating results and financial condition.

We rely on bandwidth providers, data centers and other third parties for key elements of providing users with our products and services and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could adversely impact our business. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our business operations and could expose us to liabilities to third parties.

We are dependent upon maintaining and expanding our information technology and communications systems. Failure to do so could result in interruption and failures of our services which would make our services less attractive to users, and therefore subject us to lost revenue as a result of a possible loss of users and advertisers.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services. Any damage to or failure of our systems could result in interruptions in service. Interruptions in service could reduce our revenues and profits, and our brand could be damaged. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks and similar events. Our data center is located in an area with a high risk of major earthquakes. Our data center is also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

More individuals are using non-PC devices to access the Internet, and versions of our messaging and collaboration technology developed for these devices are still in their early stages of development and may not be widely adopted by users of these devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices difficult. If we are unable to attract and retain a substantial number of alternative device users to our messaging and collaboration services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we may fail to capture a significant share of an increasingly important portion of the market for online services.

We may utilize insurance to mitigate certain risks and, to the extent the cost of insurance increases and/or changes in coverages occur, our insurance may not be adequate in a catastrophic situation.

 We may utilize insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to secure sufficient insurance to meet our needs, may have to pay higher than anticipated prices for the coverage or we may not be able to acquire any insurance for certain types of business risk. Additionally, we may elect to decline insurance coverage in certain instances and this could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted.

 Our business depends on increasing use of the Internet by users searching for information and by advertisers marketing products and services; otherwise, our business will be stagnant.

 Our future success is partially dependent on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our products and services.

Risks Related to Our Common Stock

Our common stock is quoted on the OTC Bulletin Board and considered a “penny stock,” making it difficult to sell when desired.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to rules of the SEC. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock, and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our founder, president, chief executive officer and chairman owns a substantial amount of our stock, has significant voting power and is capable of influencing actions that may not be in the best interest of other shareholders.

Richard Lusk, our founder, president, chief executive officer and chairman, currently beneficially owns approximately 47.8% of our common stock. He will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Lusk could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a controlling stockholder.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock. We intend to retain our future earnings to support operations and to finance expansion, and therefore, we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock price has fluctuated considerably and may not appreciate in value.

The market price of shares of our common stock has fluctuated substantially since our reverse merger transaction in February 2006 and is likely to fluctuate significantly from its current level. In 2006, for example, the closing market price of our shares ranged from a low of $0.62 per share to a high of $3.75 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure you that the stock price will appreciate in value or, as noted above, that cash dividends will be paid.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

We are not restricted from issuing additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of a substantial number of our shares of common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock, and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is a free and easy-to-use online service that combines email, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares of common stock authorized and 8,559,600 shares issued and outstanding. Pursuant to the merger, all of the 91,313,720 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 99,873,320 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.’s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.’s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split.

We have not generated any revenues as of December 31, 2006 and so are considered a development stage company. We ended 2006 with $5.77 million of cash on our balance sheet. Given our current cash usage rate and our expectations to begin generating revenue at the beginning of the second quarter of 2007, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain or operations. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change as we released a more robust version of our product late in the first quarter of 2007 with commensurate revenue being generated at that time (primarily, at least initially, through paid search). We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software product.

Due to the ongoing cost of operations and the uncertainty of generating enough revenues to cover those operating expenses, there is a probability that the Company will not remain a going concern without additional funding. See Note 2, regarding going concern.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 7 of this report.

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

Included in property and equipment is approximately $404,981 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $157,201.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $67,059 held at a bank, which is shown as a certificate of deposit.

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At December 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Long-Lived Assets. Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets' estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

The Company also adopted FAS 142, “Goodwill and Other Intangible Assets” which recognizes impairment testing for those long-lived assets that are not subject to amortization. The Company currently does not have any long-lived assets that are not amortized. However, the Company does perform periodic impairment tests of all long-lived assets.

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

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment,” or SFAS 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, to provide guidance on SFAS 123-R. We have applied SAB 107 in our adoption of SFAS 123-R.

We adopted SFAS 123-R using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. There were no stock options outstanding as of December 31, 2005.

Please refer to Note 2, for additional Critical Accounting Policies.

Results of Operations

Comparison of the Years ended December 31, 2006 and December 31, 2005

 The Company is a development stage company and has not yet generated any revenue and consequently has also not generated any gross profit.

Operating Expenses. Total operating expenses for the year ended December 31, 2006 increased to $11,265,937 or $(0.11) per share from $3,087,118 or $(0.05) per share, for the year ended December 31, 2005. The overall increase in expenses, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, of $8,178,819, or approximately 265% over the prior period, is due to the following increases in:

in payroll by $2,436,355 or 168% in 2006 to $3,887,268 as compared to $1,450,913 in 2005,

equity-based compensation paid to consultants by $1,159,595 in 2006 or 835% to $1,298,444 as compared to $138,849 in 2005,

registration rights penalties by $776,657 in 2006 to $776,657 as compared to zero in 2005,

investor relations expense by $569,698 to $569,698 in 2006 as compared to zero in 2005,

employee options expense by $545,273 in 2006 to $545,273 as compared to zero in 2005,

legal and accounting by $481,873 or 132% in 2006 to $845,555 as compared to $363,682 in 2005,

technical outsourcing by $440,921 in 2006 to 440,921 as compared to zero in 2005,

depreciation by $405,033 or 350% to $520,906 in 2006 as compared to $115,873 in 2005,

consulting/outside services by $301,798 to $310,763 in 2006 as compared to $8,965 in 2005,

rent by $268,969 or 244% in 2006 to $379,397 as compared to $110,428 in 2005,

travel expenses by $217,531 or 693% in 2006 to $248,917 as compared to $31,386 in 2005,

transaction costs related to acquisition of Expert Systems by $173,890 to $173,890 as compared to zero in 2005,

employee benefits by $142,384 to $154,520 in 2006 as compared to $12,136 in 2005,

hosting costs by $110,450 in 2006 to $110,450 compared to zero in 2005,

recruiting costs by $106,987 or 619% in 2006 to $124,267 as compared to $17,280 in 2005,

marketing and promotion by $53,005 to $63,007 or 530% as compared to $10,002 in 2005.

The above increases are a result of the following factors:

•
We added additional staff as we focused on accelerating the writing of our software code, increasing the testing of our application and to support the process of signing up additional users for our beta releases. Additional staff was also added to support the regulatory and business requirements of becoming a public company. These higher staffing levels resulted in a substantial increase in payroll expenses as the total number of employees increased from 31 in December 2005 to 60 in December 2006.

•
The equity-based compensation to consultants increased as we sought advice from experts in the technology, business management and investor relations areas. We also granted warrants to other outside legal, accounting investor relations consultants.

•
Registration rights penalty expense increased as we were unable to get the SB-2 registration statement declared effective per the terms of the registration rights agreement. We have accrued the maximum penalties allowed under the agreements related to the private placements closed in August and October 2006 which began accruing on February 16, 2007.

•	Investor relations expenses increased substantially as we traveled to attract the interest of additional retail and institutional shareholders, both domestically and in overseas markets.

•
After the adoption of FAS 123-R in January 2006, the Company began to expense its stock option grants to employees. Employee stock options were granted to reward and to retain all employees, which increased stock-based compensation expense, See “Stock Compensation Expense.”

•
Depreciation expense increased as we purchased additional computer equipment and furniture for our new employees and also acquired servers and other computer hardware and software to set up our data center and create redundancy.

•	We increased our legal and accounting expenses to meet our reporting and regulatory requirements as a public company.

•	To shorten our software development cycle we outsourced some of the software coding, which increased technical outsourcing expense.

•
We consulted with experts in software engineering and investor relations as well as establishing a short-term consulting agreement with our former Chief Technology Officer, thus increasing consulting expenses.

•	We moved into a larger office facility to accommodate our expanded headcount level and to ensure there was sufficient room available to expand, if required.

•	As a result of expanded business meeting commitments, travel expenses increased on a year-over-year basis.

•	Transaction costs paid to Expert Systems, Inc. as part of our reverse acquisition were expensed in 2006.

•	Our recruiting and employee benefits costs increased as a result of our expanded staffing levels.

•	Hosting costs increased as a result of expanded band-width requirements at our data center to accommodate an increased number of users.

•
Marketing and promotion expenses increased as we expanded public relations expenditures to increase the awareness of Foldera, Inc. and the product offering in the messaging and collaboration software marketplace.

Stock Compensation Expense

We adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the year ended 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

Prior to January 1, 2006, we measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $545,273, or $(0.01) per basic and fully diluted share for the year ended December 31, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $545,273 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31 2005, no expense was recorded as we did not have any stock options awarded during that period.

Net Loss. Our net loss for the year ended December 31, 2006 increased to $11,117,316 or $(0.11) per share, from $3,081,878 or $(0.05) per share, for the year ended December 31, 2005. The overall increase in net loss of $8,035,438, or approximately 261% over the prior year period, is primarily due to increases in payroll, equity-based compensation to consultants, registration rights penalties, employee options expense, investor relations, depreciation, legal, technical outsourcing, rent, travel expenses, recruiting, hosting and insurance expenses.

Assets. Assets increased by $2,086,211 to $7,859,093 as of December 31, 2006, or approximately 36%, from $5,772,882 as of December 31, 2005. This increase was due primarily to the increase in cash and cash equivalents by $941,311 to $5,767,356 from $4,826,045 or up 20% as we completed three rounds of private placement offerings, the $897,861 increase in fixed assets to $1,691,606 or up 113% from $793,745 as we purchased additional computer equipment and furniture for our new employees and also acquired servers and other computer hardware and software to set up our data center and to create redundancy and the $241,910 increase in prepaid expenses and other current assets to $298,745 or up 426% from $56,835 as we paid rent, equipment leases, investor relations in advance.

Liabilities. Total liabilities increased by $1,207,406 to $1,872,201 as of December 31, 2006, or approximately 182%, from $664,795 as of December 31, 2005. The increase was due primarily to an increase of $431,215 to $886,397 or 95% from $455,215 as of December 31, 2005 in accounts payable, accrued expenses and payroll-related expenses as we expanded our operations, registration rights penalties increased by $450,000 to $450,000 during 2006 as compared to zero in 2005 and shares to be issued to penalty shares increased by $326,657 to $326,657 during 2006 as compared to zero in 2005.

Stockholders’ Equity. Stockholders’ equity increased by $878,805 to $5,986,892 as of December 31, 2006, or approximately 17% from $5,108,087 as of December 31, 2005. The increase was due primarily to increased financing activity that more than offset a net loss during the year ended December 31, 2006.

Liquidity and Capital Resources

General. Overall, we had an increase in cash flows of $941,311 for the year ended December 31, 2006 resulting from $7,455,868 cash used in operating activities, $1,296,485 of cash used in investing activities, offset by $9,693,664 of cash provided by our financing activities. At December 31, 2006 our cash balance was $5,767,356 as compared to $4,826,045 for the prior year, an increase of $941,311 or 20%. The cash provided from our financing activities was primarily due to the $9,787,730, net of offering cost, raised from three private placement offerings during 2006.

Cash Flows from Operating Activities. Net cash used in operating activities of $7,455,868 for the year ended December 31, 2006 was primarily attributable to a net loss of $11,117,316, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $520,906, the issuance of warrants, stock options and stock for services of $1,634,440, employee options expense of $545,273, registration rights penalties of $450,000 and an increase in accounts payable and accrued expenses of $431,211 offset by an increase in prepaid expenses of $241,910 and deposits of $5,129.

Cash Flows from Investing Activities. Net cash used in investing activities of $1,296,485 for the year ended December 31, 2006 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities. Net cash of $9,693,664 generated in financing activities in the year ended December 31, 2006 was primarily due to the issuance of shares for cash of $9,787,730 and receipts from exercise of warrants of $554,646, offset by $524,858 paid for raising capital, the $121,854 payment for leased equipment and a $2,000 payment made to a related party.

Financing. In the year ended December 31, 2006, we had no revenue to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing to fund our operating activities. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity. There is no assurance that funds from our operations, if and when they commence, will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity. We will actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

During the year ended December 31, 2006, we issued 23,517,476 shares and 424,567 are to be issued as compared to zero shares were issued or were to be issued during the year ended December 31, 2005, respectively.

As of December 31, 2006, we had entered into thirteen capital leases with various equipment suppliers in the amount of $404,981, of which $209,148 was outstanding as of December 31, 2006.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Recent Developments

We sold 4,328,000 shares of our common stock to accredited investors in the second private placement offering, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering costs of $289,181, amounted to $1,874,819 in the second private placement. Following the closing of our second private placement offering in February 2006, we issued five-year warrants to the placement agent to purchase 1,228,860 shares of our common stock at a price of $0.25 per share and 2,551,424 shares of our common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 0.001%, dividend yield of 0% and expected life of five years.

On February 13, 2006, the Company issued 300,000 shares to CFO911 as part of its reverse merger and according to the terms of agreement with CFO911, as referred to in note 5. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid transaction costs of $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at the carrying value of net assets acquired.

On February 13, 2006, the Company issued 3,020,000 warrants at the exercise price of $0.50 with a five-year term to two outside service providers for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $330,966 was amortized over the life of the service contract. As of December 31, 2006 the Company had expensed a total of $198,654 and deferred $132,312.

On February 15, 2006, the Company issued 340,000 warrants at the exercise price of $0.50 with a five-year term to St. George & Carnegie, an outside provider of legal services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $186,011 has been expensed in the year ended December 31, 2006.

On May 30, 2006, Day and Campbell, an outside provider of legal services, exercised 40,000 warrants at an exercise price of $0.25 per share.

On June 19, 2006, the Company issued 300,000 shares of common stock to our Chief Technology Evangelist and consultant for achieving an agreed upon milestone, as referred to in note 5. These shares were recorded at the fair market value of $882,000, which is based on the price of our stock on the date, June 15, the milestone was achieved and charged to operations.

On June 30, 2006, the Company issued 40,000 shares of common stock to Joseph McCann, an outside business advisor, as compensation for service provided. These shares were recorded at the fair market value of $85,600, which is based on the price of our stock on the date of services were rendered and charged to operations.

On August 8, 2006, the Company issued 4,000 shares to Ms. M. Garcia. Funds from Ms. Garcia had previously been received by the Company.

On August 16, 2006, we completed the initial closing of a private placement to accredited investors of approximately 1,235,144 shares of our common stock, at a purchase price of $2.25 per share, for gross proceeds of $2,779,074.25. As part of the private placement, the investors were issued three-year warrants to purchase up to an aggregate of 617,572 shares of our common stock, at an initial exercise price of $2.25. As an inducement to the investors to complete the initial closing of the private placement, on or about August 14, 2006, we entered into an oral agreement with Brookstreet Securities Corporation (“Brookstreet”), the exclusive placement agent for the private placement, to provide to the investors price-protection for any equity issuances within three months of the final closing of the private placement. Pursuant to this price-protection commitment, we agreed that if we issued any additional equity securities for less than $2.25 per share (an “Additional Issuance”) within three months of the final closing of the private placement, the investors would receive additional shares of our common stock and additional warrants to purchase shares of our common stock, and the exercise price of the investors’ outstanding warrants to purchase shares of our common stock would be reduced, as if such investors had originally participated in such Additional Issuance.

  Subsequent closings of this private placement (the “August 2006 private placement”) occurred on August 25, 2006 and August 29, 2006. In the August 2006 private placement, we issued an aggregate of 1,957,917 shares of our common stock at a purchase price of $2.25 per share, for gross proceeds of $4,405,315.25, and three-year warrants to purchase up to a maximum of 978,959 shares of our common stock at an exercise price of $2.25 per share. The net proceeds from the August 2006 private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the August 2006 private placement, we paid Brookstreet cash compensation of 13% of the gross proceeds of the August 2006 private placement or $572,690 and a three-year warrant to purchase 293,687 shares of our common stock at an initial exercise price of $2.25 per share. The proceeds from the issuance of the 1,957,917 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 73.1% dividend yield of 0% and expected life of three years.

On October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock at a purchase price of $1.08 per share, for gross proceeds of $4,500,000, and five-year warrants to purchase up to an aggregate of 2,083,334 shares of our common stock at an initial exercise price of $1.75 per share.

The October 2006 private placement constituted an Additional Issuance for purposes of our price-protection commitment to the investors who participated in the August 2006 private placement. Accordingly, in November 2006 we issued to those investors an aggregate of 2,121,079 additional shares of our common stock and warrants to purchase an additional 1,060,536 shares of our common stock at an exercise price of $1.75. We issued 2,121,079 additional shares of our common stock because such investors would have received an aggregate of 4,078,996 shares if the purchase price in the August 2006 private placement was reduced from $2.25 per share to $1.08 per share, and we issued warrants to purchase an additional 1,060,536 shares of our common stock to provide such investors with fifty percent (50%) warrant coverage based on the as-adjusted total number of shares issued in the August 2006 private placement. In addition, we reset the exercise price of the outstanding warrants held by those investors from $2.25 per share to $1.75 per share.

As a result of the issuance of additional shares of our common stock to the investors who participated in the August 2006 private placement at an effective purchase price of $1.08 per share, we issued to Brookstreet in November 2006 warrants to purchase an additional 318,162 shares of our common stock at an exercise price of $1.08 per share, and reset the exercise price of the outstanding warrants held by Brookstreet from $2.25 per share to $1.08 per share, as required by the terms of our placement agency agreement with Brookstreet. Pursuant to this placement agency agreement, Brookstreet was entitled to receive warrants to purchase an aggregate of fifteen percent (15%) of the total number of shares issued in the August 2006 private placement at a per share exercise price equal to the price per share paid for our shares of common stock in the August 2006 private placement.

The proceeds from the issuance of the 4,078,996 shares are recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

On August 24, 2006, Mr. Schmitt, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

On September 12, 2006, the Equity Performance Group, an outside investor relations consultant, exercised 90,000 warrants at an exercise price of $0.50 per share.

On October 9, 2006, Mr. Frost, an affiliate of Brookstreet, an outside investor relations consultant, exercised 12,600 warrants at an exercise price of $0.50 per share.

On October 13, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

On October 13, 2006, Mr. Olson, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

On October 13, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

On October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock, at a purchase price of $1.08 per share, for gross proceeds of $4,500,000. The investors were Vision Opportunity Master Fund Ltd., which purchased 3,703,704 shares of our common stock, and Crescent International Ltd., which purchased 462,963 shares of our common stock. As part of the private placement, the investors were issued five-year series A warrants to purchase up to an aggregate of 2,083,334 shares of our common stock, at an initial exercise price of $1.75. As lead investor, Vision Opportunity Master Fund Ltd. was also issued two additional warrants: (1) a six-month series B warrant to purchase up to 3,703,704 shares of our common stock, at an initial exercise price of $1.25, and (2) a five-year series C warrant to purchase up to 1,851,852 shares of our common stock, at an initial exercise price of $2.00.

For each of the five-year warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement that a registration statement covering the shares of our common stock underlying such warrants is not effective. For the six-month warrant, the holder will be able to exercise the warrant on a cashless basis at any time within the 30-day period prior to the expiration of such warrant that a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the private placement, we paid HPC Capital Management Corp., the exclusive placement agent for the private placement, cash compensation of 8% of the gross proceeds of the private placement and a five-year warrant to purchase up to 416,667 shares of our common stock, at an initial exercise price of $1.08. At the closing of the private placement, we also paid Brookstreet Securities Corporation cash compensation of 5% of the gross proceeds of the private placement and a five-year warrant to purchase up to 208,334 shares of our common stock, at an initial exercise price of $1.08, as required by the terms of our placement agency agreement, as amended, with Brookstreet Securities Corporation.

Following is the summary of warrants issued as part of the October 19, 2006 private placement:

Issued to	Description	Number of warrants	Exercise Price
Investors	Series A warrants	2,083,333	$1.75/share
Investors	Series B warrants	3,703,704	$1.25/share
Investors	Series C warrants	1,851,852	$2.00/share
HPC	Agent warrants	416,667	$1.08/share
Brookstreet Securities	Agent warrants	208,334	$1.08/share

The cash proceeds for the issuance of shares, net of offering cost of $595,000 amounted to $3,905,000 in this private placement round. The proceeds from the issuance of the 4,166,667 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

	A	B	C
Risk free rate of return	4.5%	4.88%	4.5%
Volatility	116%	116%	116%
Dividend yield	0%	0%	0%
Expected life in years	5	0.5	5

The fair value of the warrants issued to agents was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 116% dividend yield of 0% and expected life of five years.

On October 27, 2006, we issued 80,000 shares of our common stock to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares have been recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement and charged to operations.

On October 27, 2006, we issued 7,500 shares of our common stock to George Mottel as a bonus for meeting performance goals. These shares have been recorded at fair value of $8,700, which is based on the price of our stock on the date the shares were issued and charged to operations.

On November 7, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 300,000 warrants at an exercise price of $0.50 per share.

On November 9, 2006, a Brookstreet broker requested a cashless exercise of 387,620 warrants at an exercise price of $0.50 per share. Based on the formula included in the agreement the broker received a total of 320,789 shares.

On November 10, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

On November 10, 2006, Mr. Cruz, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 28,000 warrants at an exercise price of $0.50 per share.

On November 30, 2006, Newport Capital, an affiliate of Corporate Communications Network, an outside investor relations consultant, exercised 100,000 warrants at an exercise price of $0.50 per share.

On November 30, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

On November 30, 2006, Mr. Briggs, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

On December 5, 2006, MBA Holdings, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

On December 12, 2006, a Brookstreet broker exercised 41,704 warrants at an exercise price of $0.50 per share.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

(a)  A brief description of the provisions of this Statement

(b)  The date that adoption is required

(c)  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

(1)	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

(2)	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

(3)	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

(4)
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

(5)
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. we believe that this statement will not have a significant impact on the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We believe that this statement will not have a significant impact on the financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions,

•	inability to raise sufficient additional capital to operate our business,

•	unexpected costs, lower than expected sales and revenues, and operating defects,

•	adverse results of any legal proceedings,

•	the volatility of our operating results and financial condition,

•	inability to attract or retain qualified senior management personnel, and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the “Risk Factors” set forth above in this report and any further disclosures we make in our Form 10-QSB and 8-K reports to the SEC, and our press releases. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the “Risk Factors” set forth in Part II of this 2006 Form 10-KSB to be a complete discussion of all potential risks or uncertainties.

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2006, are included as a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2006 and 2005. Effective February 13, 2006, Bagell, Josephs, Levine & Company, L.L.C. was dismissed as our independent auditor. Together with the dismissal of Bagell, Josephs, Levine & Company, L.L.C., our board of directors approved the engagement of Kabani & Company, Inc. as our independent registered public accounting firm for the fiscal year ended December 31, 2006, effective February 13, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, and within 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that there was no reasonably apparent deficiency in our disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. We are not aware of any significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by us.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 31, 2007:

Name	Age	Position
Richard Lusk	51	Chief Executive Officer, President and Director

Suyen Castellon	33	Secretary and Director

Reid Dabney	55	Senior Vice President and Chief Financial Officer

Daniel O’Shea	24	Senior Vice President and Chief Technology Officer

Oliver Starr	38	Senior Vice President and Chief Mobility Officer

David Madison	49	Senior Vice President - Product Strategy

J. Michael Arrington	36	Director

Simon J. Aspinall	39	Director

Danilo Cacciamatta	61	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Richard Lusk became a member of our board in February 2006. He founded Foldera in December 2001 with a vision to create an on-demand Information Organizer that would replace traditional enterprise software technology like Outlook and Lotus Notes. Mr. Lusk is now regarded as the leader of what he has termed “Organization 2.0,” the growing belief that your work should be organized automatically while you work. Under Mr. Lusk’s direction, we have grown from a ground-breaking idea into a publicly-traded company that is among the technology leaders in on-demand information management. Mr. Lusk is internationally recognized as one of the preeminent thinkers in information organization technology. Prior to founding Foldera, Mr. Lusk was a founding shareholder of Predictive Technologies and Oanda.com, the leading foreign exchange rate website which services 13,000 customers, including AOL, AMEX, Microsoft, FedEx and Travelocity. Before Oanda.com, he was a founding shareholder of Platform Technologies, a leading developer of online trading solutions. Mr. Lusk is a frequent speaker at industry conferences including ETech and the Collaborative Technology Conference.

Suyen Castellon became a member of our board in February 2006. She was a director and secretary of Taskport since its inception in 2001. Prior to Taskport, Ms. Castellon was an administrative assistant to the Chief Executive Officer at Custom Branded Networks, from January 1996 to April 2001. Suyen Castellon is married to Richard Lusk, our Chief Executive Officer, President and Director.

Reid Dabney became our Senior Vice President and Chief Executive Officer in February 2006. Mr. Dabney was Taskport’s Chief Financial Officer since March 2005. Since July 2003, Mr. Dabney has been engaged by CFO911 as a business and financial consultant. During the same period, Mr. Dabney also served as Vice President of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become a public company through a reverse merger transaction with a publicly traded shell company. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California, from March 2001 to June 2002, he was senior vice president of Gerard Klauer Mattison, a New York based broker-dealer firm and from January 2000 to March 2001, he was the senior vice president of Ladenburg Thalmann, a broker-dealer firm. Mr. Dabney received a B.A. degree from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania’s Wharton School.

Daniel O’Shea became our Senior Vice President and Chief Technology Officer in February 2006. He was Taskport’s Chief Information Architect and the Senior Engineer of GUI Development since joining Taskport in December 2001. As a founding member, Mr. O’Shea was the first developer to join our development team, bringing his expertise in Human-Computer Interaction and Application Usability Engineering. From our inception, he has been an instrumental contributor in the design, architecture and implementation of the Foldera application. Mr. O’Shea has also played a key role in the development of corporate policy and procedure, making application development far more efficient. As an independent technology consultant, he worked with large clients such as Mercedes-Benz, as well as a variety of small and medium-sized businesses. Mr. O’Shea also provides practical experience in effective web application development, as well as essential skills in building and managing software development teams.

Oliver Starr became our Senior Vice President, Chief Mobility Officer and Corporate Blogger in February 2006. From December 2005 to the present Mr. Starr has been the editor of MobileCrunch, a TechCrunch Network blog, or online journal, that is devoted to mobility and mobile applications, and is generally accepted to be the largest blog in the world, by readership, that is focused on mobile applications. TechCrunch Networks is comprised of a number of technology-oriented blogs. From 1995 to the present, Mr. Starr has also served as the Chief Executive Officer of Supplement Facts, Inc., a company he founded, that provides product development and regulatory consulting services to the dietary supplement industry. Mr. Starr also founded and served as the Chief Technology Officer for Hello, Inc., a value-added reseller of telecommunications services and provider of management services, from May 2003 to December 2006. From June 2005 to December 2005 Mr. Starr was an Executive in Residence with Angel Strategies, LLC, a boutique investment capital organization with $300 million under management. From July 1, 2002 to July 1, 2005 he was the Chief Executive Officer and Chief Information Officer of Avastar, Inc, a marketing/distribution company.

David Madison became our Senior Vice President of Product Strategy in August 2006. For the past 14 years, Mr. Madison has held increasingly senior positions at Microsoft Corporation, most recently operating as Senior Product Manager for the company’s Information Worker Collaboration Team, which was responsible for the analysis of several competitor’s collaboration products. Prior to this position, Mr. Madison was the Lead Program Manager for Microsoft’s Exchange Customer Experience Team. Mr. Madison also held Product Manager and Senior Support Engineer positions earlier in his tenure at Microsoft.

J. Michael Arrington became a Director in June 2006. Mr. Arrington is the author of a popular and influential Web 2.0 Technology Blog called TechCrunch, which he has operated since June 11, 2005. Prior to his involvement with TechCrunch, from July 2004 to June 2005, Mr. Arrington was a consultant for a number of companies, including Verisign, Inc., Fatlens and SnapNames. Prior to that, from December 2003 to July 2004, Mr. Arrington was the Chief Executive Officer of Pool.com, Inc., a company that arranges the buying and selling of web domains. Prior to that, from September 2002 to December 2003, he served as Chief Operating Officer of RazorGator, Inc., a leading secondary ticketing distributor. Prior to that, Mr. Arrington was an independent consultant from December 2001 to September 2002, and, from June 2001 to December 2001 he served as Vice President, Operations for London-based Global Name Registry Ltd., with responsibility for the sales, marketing, business development, product and legal groups. Mr. Arrington received a B.A. degree from Claremont McKenna College and a J.D. degree from Stanford Law School.

Simon J. Aspinall became a Director in December 2006. Mr. Aspinall has been employed by Cisco Systems, Inc. for more than the past five years. He is currently the Senior Director of the Cisco Internet Business Solutions Group (IBSG) Mobile organization worldwide, where he leads a team that is responsible for driving, identifying and developing new business opportunities with mobile operators, linking the mobile, service provider and business sectors. Since its inception, the IBSG Mobile team has built relationships with 80 percent of the leading operators in the U.S., Europe, and Asia-Pacific. Mr. Aspinall has held a number of senior management roles at Cisco, leading the European field operations team with responsibility for new business solutions, Cisco Powered Networks marketing, service consulting, business consulting and market intelligence for the European telecommunications business. Before Cisco, Mr. Aspinall spent eight years at Mercer Management Consulting, a firm providing management, financial and marketing consultancy to the worldwide telecommunications sector. He was also the founder and non-executive director of an Internet incubator with operations in five countries. He holds an M.B.A. (Insead) and a master’s degree in engineering and computing science from Oxford University.

Danilo Cacciamatta became a director in December 2006. Mr. Cacciamatta has been the Chief Executive Officer of Cacciamatta Accountancy Corporation, a Public Company Accounting Oversight Board registered firm, for more than the past five years. Prior to forming that firm, Mr. Cacciamatta was employed by KPMG Peat Marwick from 1972 to 1988 in a variety of positions, including audit partner from 1980 to 1988. Mr. Cacciamatta has served as a Director of California First National Bancorp since June 2001 and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Cacciamatta received a B.A. degree from Pomona College and an M.B.A. degree from the University of California at Riverside.

There are no family relationships among our directors and executive officers, except that Richard Lusk and Suyen Castellon are husband and wife. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Each director holds office until our next annual meeting of stockholders or until his death, resignation or removal, if earlier.

Committees of the Board

Audit Committee. We established an audit committee in December 2006, comprised of Danilo Cacciamatta (chairman) and Simon J. Aspinall, as specified in Section 3(a)(58)(B) of the Securities Exchange Act. Each of Messrs. Cacciamatta and Aspinall are “independent” under the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act, and Mr. Cacciamatta qualifies as an “audit committee financial expert” under the requirements of the SEC. The audit committee functions pursuant to a written charter adopted by the board or directors. The audit committee has such powers as may be assigned to it by the board of directors from time to time. The audit committee is charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•
the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	approving the scope of the financial audit;

•	requiring the rotation of the lead audit partner;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

•	reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

•	reviewing the adequacy of the audit committee charter at least annually;

•	meeting with our internal auditor on a regular basis;

•	performing an internal evaluation of the audit committee on an annual basis; and

•	reporting to the board of directors on the audit committee's activities, conclusions and recommendations.

Compensation Committee. We established a compensation committee in December 2006, comprised of Simon J. Aspinall (chairman), J. Michael Arrington and Danilo Cacciamatta. The compensation committee functions pursuant to a written charter adopted by the board of directors. The compensation committee has such powers as may be assigned to it by the board of directors from time to time. It is charged with, among other things, assisting the board of directors in:

•	approving and evaluating the compensation of directors and executive officers;

•	establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our shareholders;

•	establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our shareholders;

•	together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

•	periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the board of directors for changes;

•
assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the board of directors (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

•
overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

•	reviewing the overall performance of our employee benefit plans and making recommendations to the board regarding incentive-compensation plans and equity-based plans;

•	together with the full board of directors, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;

•	ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the board; and

•	producing an annual report on executive compensation for inclusion in our proxy statement.

In general, the compensation committee will formulate and recommend compensation policies for board approval, oversee and implement these board-approved policies, and keep the board apprised of its activities on a regular basis. In addition, the compensation committee, together with the full board, will develop criteria to assist the board's assessment of the Chief Executive Officer's leadership of our company.

Nominations and Corporate Governance Committee. We established a nominations and corporate governance committee in December 2006, comprised of J. Michael Arrington, chairman and sole member. The nominations and corporate governance committee functions pursuant to a written charter adopted by the board of directors. The nominations and corporate governance committee has such powers as may be assigned to it by the board of directors from time to time. It is charged with, among other things, assisting the board of directors in:

•	establishing criteria for the selection of new directors;

•	establishing criteria for the selection of new directors;

•	considering stockholder proposals of director nominations;

•	committee selection and composition;

•	considering the adequacy of our corporate governance;

•	overseeing and approving management continuity planning processes; and

•	reporting regularly to the board with respect to the committee’s duties.

Director Independence

Each of J. Michael Arrington, Simon J. Aspinall and Danilo Cacciamatta is an “independent” director, under the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Commencing December 2006, Mr. Cacciamatta has served as the chairman of the board’s audit committee and a member of the compensation committee, Mr. Aspinall has served as the chairman of the compensation committee and a member of the audit committee, and Mr. Arrington has served as the chairman of the nominations and corporate governance committee and a member of the compensation committee. The board of directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Arrington, Aspinall or Cacciamatta.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, executive officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B.

Our code of ethics is posted on our Internet website at www.foldera.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Foldera, Inc., 17011 Beach Boulevard, Suite 1500, Huntington Beach, California 92647. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.foldera.com.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Richard Lusk, CEO	2006	254,819	0	0	77,084	0	0	0	331,903
Daniel O’Shea, SVP	2006	151,745	0	0	108,460	0	0	0	260,205
Reid Dabney, CFO	2006	146,845	0	0	40,673	0	0	0	187,518
Jean-Pierre Poveda	2006	88,858	0	0	68,501	0	0	87,500	244,859

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Lusk, CEO	844,441	755,559	0	0.55	2/12/2016	0	0	0	0
Daniel O’Shea, SVP	844,441	755,559	0	0.50	2/12/2016	0	0	0	0
Reid Dabney, CFO	316,669	283,331	0	0.50	2/12/2016	0	0	0	0
Jean-Pierre Poveda	533,333	0	0	0.50	N/A	0	0	0	0

Employment Agreements

There are no employment agreements for any of the named executive officers.

2005 Stock Option Plan

Our 2005 Stock Option Plan was approved by a written consent of the holders of a majority of our outstanding common stock. In connection with our 2006 reverse merger transaction, Expert Systems adopted and assumed all of Taskport’s obligations under its 2005 Stock Option Plan. As of December 31, 2006, there were outstanding stock options to purchase 7,741,668 shares of our common stock.

We adopted and our stockholders approved our 2005 Stock Option Plan prior to the 2006 reverse merger transaction to become effective on September 1, 2005. The 2005 Plan provides that our Board of Directors, or a Committee thereof, may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to selected employees, directors and consultants of the Company, its parents or subsidiaries to purchase our common stock.

Share Reserve. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 2005 Plan is 12,000,000 shares. As of the date hereof, 8,900,000 shares of common stock have been issued under the 2005 Plan, 7,741,668 shares of common stock are covered by outstanding awards and 4,258,332 are available for issuance and not covered by outstanding awards.

Administration. Our Board of Directors will administer the 2005 Plan. The Board of Directors may delegate authority to administer the 2005 Plan to a committee. Subject to the terms of the 2005 Plan, the plan administrator determines the persons to receive option grants, the grant dates, the numbers and the types of options to be granted and the terms and conditions of the options, including the period of their exercisability and vesting. Subject to the limitations set forth below, the plan administrator will also determine the exercise price of options granted and have the ability to modify and amend each option and the 2005 Plan. The plan administrator shall also construe and interpret the terms of the 2005 Plan.

Exercisability of Option Grants. All stock options are evidenced by a stock option agreement. The plan administrator determines the exercise price for a NQSO, provided that such options cannot have an exercise price below 85% of the fair market value of our common stock on the date such options are granted. An ISO granted under the 2005 Plan cannot have an exercise price below the fair market value of our common stock on the grant date of the option. However, when an optionee holds more than 10% of the voting power of all classes of our stock or any parent or subsidiary stock, the exercise price of NQSOs and ISOs cannot be less than 110% of the fair market value of our common stock on the date of grant.

Exercise Price of Options. Generally, NQSOs and ISOs granted under the 2005 Plan become exercisable at a rate no less than 20% per year over five years from the date of grant and the term of the option can be no more than ten years from the date of grant. However, option grants to officers, directors and consultants can become exercisable at a slower rate. Additionally, when an optionee holds more than 10% of the voting power of all classes of our stock or any parent or subsidiary stock, ISOs granted under the 2005 Plan to the optionee cannot be exercised later than the fifth anniversary date of the date of grant. ISOs granted under the 2005 Plan to any optionee which become exercisable for the first time in any one calendar year with an aggregate fair market value, as of the respective date or dates of grant, of more than $100,000, shall be treated as NQSOs.

Post-Termination Exercise Period. The plan administrator determines the term of NQSOs and ISOs granted under the 2005 Plan. If an optionee’s service relationship with us, or any parent or subsidiary of ours, ceases due to disability or death, the optionee, or his or her beneficiary, may exercise any vested options for 12 months in the event of disability or death, after the date such service relationship ends, unless the terms of an optionee’s option agreement provides for a shorter or longer period (though the exercise period may not be less than six months). If an optionee’s relationship with us, or any affiliate of ours, ceases for any reason other than disability or death, the optionee may exercise any vested options for 3 months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination (though the exercise period may not be less than thirty days). Notwithstanding the foregoing, an option cannot be exercised at a date later than the expiration of the term of such option, as set forth in the option agreement.

Consideration. Acceptable consideration for the purchase of common stock issued upon the exercise of an option will be determined by the plan administrator and may include cash, check, a promissory note, other shares, consideration received by us under a cashless exercise program, a reduction in the amount of any Company liability to the optionee, any combination of the foregoing methods of payment, or such other consideration and method of payment for the issuance of shares to the extent permitted by law.

Not Transferable. Generally, an optionee may not transfer an option other than by will or the laws of descent and distribution unless the plan administrator provides otherwise. However, an optionee may designate a beneficiary who may exercise the option following the optionee’s death.

Changes to Capital Structure. In the event we undergo certain changes in our capital structure, such as a stock split, the number of shares reserved under the plan and the number of shares and exercise price or strike price, if applicable, of all outstanding awards will be appropriately adjusted.

Changes in Control. In the event we merge with or into another corporation or a sale of all or substantially all of our assets, all outstanding options under the 2005 Plan either will be assumed or substituted for by any surviving or acquiring entity. If the surviving or acquiring entity elects not to assume or substitute for such options, the option will be accelerated so that it is fully vested and exercisable and such options will be terminated if not exercised prior to the effective date of such corporate transaction.

Other Terms and Conditions of Options. The plan administrator may at any time buy out any and all options previously granted for cash or shares, based on such terms and conditions as the plan administrator may establish.

Compensation of Directors

We reimburse our directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our employee directors. Our non-employee directors have historically received annual cash compensation of $30,000 and have been eligible to receive stock options under our 2005 Stock Option Plan. Beginning in January 2007, our independent directors have agreed to forego receiving ongoing cash compensation.

The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2006.
Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
J. Michael Arrington	$20,000						$20,000
Simon J. Aspinall	-						-
Danilo Cacciamatta	-						-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 31, 2007, by:

•	each person who is known by us to beneficially own 5% or more of the outstanding shares of our common stock,

•	each of our directors and executive officers named in the Summary Compensation Table appearing on page 14, and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

The address of each of the persons listed below is c/o Foldera, Inc., 17011 Beach Blvd., Suite 1500, Huntington Beach, California 92647.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard Lusk	55,238,210	47.8%
Suyen Castellon	55,238,210	47.8%
Reid Dabney	500,003	*
Daniel O’Shea	3,158,101	2.7%
Oliver Starr	144,444	*
J. Michael Arrington	—	*
David Madison	—	*
Simon Aspinall	—	*
Danilo Cacciamatta	—	*
All directors and executive officers as a group (6 persons)	59,040,758	51.0%

* Less than 1% of outstanding shares.

(1) Based upon 113,049,548 shares of common stock outstanding on March 31, 2007, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and 2,536,102 officer and director stock options vested and in the money as of February 1, 2007. Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of the date of this prospectus by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Our 2005 Stock Option Plan was approved by a written consent of the holders of a majority of our outstanding common stock prior to the reverse merger. In connection with our reverse merger transaction, Expert Systems adopted and assumed all of Taskport’s obligations under its 2005 Stock Option Plan.

As of December 31, 2006, 12,000,000 shares of common stock are authorized for issuance, 7,741,668 of such options shares have been granted with a weighted average exercise price of $0.51 per shares and 4,258,332 stock options for shares of common stock are available for issuance of stock options available for future grants under our 2005 Stock Option Plan.

The following table provides information as of December 31, 2006, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	7,741,668	$0.51	4,258,332
Equity compensation plans not approved by security holders	—	—	—
Total	7,741,668	$0.51	4,258,332

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Taskport issued a total of 3,250,000 shares of common stock to Richard Lusk as compensation in lieu of cash for his services through December 31, 2005.

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and as part of the agreement issued to Mr. Dash 200,000 shares of common stock upon commencement of service in 2004, and 200,000 shares upon the beta launch of our product in November 2004, 300,000 shares upon TI’s receipt of at least $3,000,000 of financing in October 2005 and agreed to issue up to an additional 500,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the year ended December 31, 2006, the Company paid $120,000 to Jnan Dash pursuant to the above agreement and on June 19, 2006, the Company issued 300,000 shares of common stock upon the production launch of our product, as referred to in note 5. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved.

We ceased paying Mr. Dash the monthly fee as of February 2006 but will issue 200,000 shares when we reach the final milestone as per the agreement.

In March 2005, Taskport entered into an engagement agreement with CFO911 pursuant to which CFO911 agreed to provide services to Taskport including assistance in completing Taskport’s business plan and performing due diligence on Taskport’s financial projections for reasonableness and accuracy from a financial investor’s perspective. We agreed to pay CFO911 a total of $10,000 for these services. We also engaged CFO911 to perform other services, including assistance in connection with our proposed reverse merger with a company whose shares trade on the OTC Bulletin Board, for which CFO911 was compensated in cash and received 300,000 shares of Taskport’s common stock. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered. Reid Dabney, Foldera’s Chief Financial Officer, is associated with CFO911.

Reid Dabney is the brother of Neil Dabney, who is associated with Brookstreet Securities Corporation, the placement agent of our August 2005, February 2006 and August 2006 private placements. Reid Dabney received no fees or other compensation whatsoever in connection with that private placement.

We entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

We believe that all of the above transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect to these transactions or arrangements, or that if conflicts do arise, they will be resolved in a manner favorable to us. Any future transactions will be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the board of directors, we will obtain fairness opinions or stockholder approval in connection with any such transaction.

ITEM 13. EXHIBITS.

(a) Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 6, 2006, by and among Expert Systems, Inc., EXSI Acquisition Corp and Taskport, Inc. (2)

3.1	Certificate of Incorporation of Expert Systems, Inc. as filed with the Nevada Secretary of State on April 16, 2002 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of Expert Systems, Inc. changing its name to Foldera, Inc. filed with the Nevada Secretary of State on February 13, 2006 (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of Foldera, Inc. filed with the Nevada Secretary of State (3)

3.4	By-Laws (1)

3.5	Amendment to Bylaws (4)

4.1	Registration Rights Agreement, dated August 15, 2005 (2)

4.2	Form of Warrant Agreement with Brookstreet Securities Corporation (2)

4.3	Trilogy Capital Warrant Agreement, dated February 13, 2006 (5)

4.4	Form of Equity Performance Group Warrant, dated February 13, 2006 (6)

4.5	Form of Warrant issued to St. George and Carnegie, dated May 31, 2005 (6)

4.6	Day and Campbell Warrant dated June 2005 (6)

4.7	Form of Warrant (7)

10.1	Form of Subscription Agreement (7)

10.2	Form of Indemnification Agreement, dated as of April 1, 2006 (6)

10.3	2005 Stock Option Plan (4)

10.4	Dash Consulting Agreement, dated March 24, 2004 (6)

10.5	CFO911 Agreement, dated March 7, 2005 (6)

14.1	Code of Business Conduct and Ethics (6)

14.2	Code of Ethics for CEO and Senior Financial Officers*

21.1	Subsidiaries of Foldera, Inc.*

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Audit Committee Charter (8)

99.2	Compensation Committee Charter (8)

99.3	Nominations and Corporate Governance Charter (8)

*Filed herewith.

(1) Incorporated herein by reference to registrant’s (predecessor) filing on Form SB-2 Registration Statement filed on September 2, 2004.

(2) Incorporated herein by reference to registrant’s Form 8-K filed on February 13, 2006.

(3) Incorporated herein by reference to registrant’s Form 8-K filed on May 16, 2006.

(4) Incorporated herein by reference to registrant’s Post-Effective Amendment No. 1 to Form SB-2 filed on May 10, 2006.

(5) Incorporated herein by reference to registrant’s Form 8-K filed on March 7, 2006.

(6) Incorporated herein by reference to registrant’s Form 8-K/A filed on April 10, 2006.

(7) Incorporated herein by reference to registrant’s From 8-K filed on August 22, 2006.

(8) Incorporated herein by reference to registrant’s Form 8-K filed on December 12, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended December 31, 2006 and 2005, we incurred audit fees totaling $57,000 and $30,000, respectively, payable to Kabani & Company, Inc., our auditors.

Audit Related Fees

None

Tax Fees

For the years ended December 31, 2006 and 2005, we incurred tax fees totaling $10,000 (includes tax returns for five years) and zero, respectively, payable to Kabani & Company, Inc.

All Other Fees

For the years ended December 31, 2006 and 2005, we incurred other fees totaling $21,000 and zero, respectively, payable to Kabani & Company, Inc., our auditors.

Pre-Approval Policy and Procedures

The audit committee has adopted policies for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2007	FOLDERA, INC

	By:	/s/ Richard Lusk
Richard Lusk President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Reid Dabney
Reid Dabney Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lusk Richard Lusk	President, Chief Executive Officer and Director	April 13, 2007

/s/ Suyen Castellon Suyen Castellon	Secretary and Director	April 13, 2007

/s/ Reid Dabney Reid Dabney	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 13, 2007

/s/ J. Michael Arrington J. Michael Arrington	Director	April 13, 2007

/s/ Simon J. Aspinall Simon J. Aspinall	Director	April 13, 2007

/s/ Danilo Cacciamatta Danilo Cacciamatta	Director	April 13, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Foldera Inc.
Huntington Beach, California

We have audited the accompanying consolidated balance sheet of Foldera, Inc. as of December 31, 2006, and the statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2006 and for the period from December 3, 2001 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foldera Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006 and for the period from December 3, 2001 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a significant loss for the year ended December 31, 2006 and at December 31, 2005 and for the period from December 3, 2001 (inception) to December 31, 2006. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 30, 2007

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$5,767,356
Prepaid expenses and other current assets	298,745
TOTAL CURRENT ASSETS	6,066,101

CERTIFICATE OF DEPOSIT - RESTRICTED	67,059

PROPERTY AND EQUIPMENT	1,691,606

SECURITY DEPOSIT	34,327
$7,859,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$886,397
Registration rights liability	450,000
Shares to be issued as penalty shares	326,657
Current portion of capital lease obligations	86,680
TOTAL CURRENT LIABILITIES	1,749,734

CAPITAL LEASE OBLIGATIONS, net	122,467

COMMITMENTS	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
110,803,196 shares issued and outstanding	110,803
Additional paid in capital	25,979,161
Shares to be issued for cash	8,334
Deferred expense - warrants	(132,312)
Deficit accumulated during development stage	(19,979,094)
TOTAL STOCKHOLDERS' EQUITY	5,986,892
$7,859,093

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
			December 3, 2001
	For the Years Ended December 31		(inception)
	2006	2005	to December 31, 2006

NET SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	11,265,937	3,087,118	19,503,463

OPERATING LOSS	(11,265,937)	(3,087,118)	(19,503,463)

OTHER INCOME/EXPENSE
Other Income	(7,158)	-	(2,666)
Interest income	(141,463)	(5,240)	(146,703)
TOTAL OTHER INCOME	(148,621)	(5,240)	(149,369)

NET LOSS	$(11,117,316)	$(3,081,878)	$(19,354,094)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.11)	$(0.05)

BASIC & DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	101,257,688	65,091,552

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to December 31, 2006

	Common stock		Additional paid in	Shares to be	Deferred	Deficit accumulated during the development	Total stockholder's equity/
	Shares	Amount	capital	issued	expenses	stage	(deficit)

Balance at inception (December 3, 2001)	-	-	$-	$-	$-	$-	$-
Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss						(32,120)	(32,120)

Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212		-	101,212
Net loss						(1,397,155)	(1,397,155)

Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)		-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-	-	(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151		-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151	-	(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)		-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334		-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	516,977	-	(132,312)	-	384,665
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Net loss	-	-	-	-	-	(11,117,316)	(11,117,316)
Balance at December 31, 2006	110,803,196	110,803	$25,979,161	$8,334	$(132,312)	$(19,979,094)	$5,986,892

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative from
			December 3, 2001
	For the Years Ended December 31,		(inception) to December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,117,316)	$(3,081,878)	$(19,354,094)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	520,906	115,873	652,799
Loss on settlement of debt	-	64,022	64,022
Impairment of property & equipment	-	9,533	9,533
Issuance of employee stock options for compensation	545,273	421,029	2,721,944
Issuance of shares for services	1,245,485	568,180	3,272,993
Issuance of warrants for services	384,665	-	384,665
Issuance of stock options for services	4,290	-	4,290
Shares to be issued as penalty shares	326,657	(11,151)	326,657
Changes in assets and liabilities:
Prepaid expenses and other current assets	(241,910)	(56,835)	(298,745)
Deposits	(5,129)	(96,257)	(101,386)
Accounts payable, accrued expenses and other liabilities	431,211	87,851	764,929
Registration rights liability	450,000	-	450,000
Total adjustments	3,661,448	1,102,245	8,251,701
NET CASH USED IN OPERATING ACTIVITIES	(7,455,868)	(1,979,633)	(11,102,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,295,375)	(517,309)	(1,861,077)
Cash received as part of merger	(1,110)	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(1,296,485)	(517,309)	(1,862,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash, net	9,787,730	7,414,905	18,928,416
Cost of raising capital	(524,858)		(524,858)
Receipts from exercise of warrants	554,646	-	554,646
Payments to related parties	(2,000)	-	-
Payments for leased equipment	(121,854)	(102,518)	(226,268)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,693,664	7,312,387	18,731,936

NET INCREASE IN CASH & CASH EQUIVALENT	941,311	4,815,445	5,767,356

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	4,826,045	10,600	-

CASH & CASH EQUIVALENT- END OF PERIOD	$5,767,356	$4,826,045	$5,767,356

SUPPLEMENTAL INFORMATION:
Taxes	$800	$800
Interest expense	$15,552	$294

NON-CASH INVESTING & FINANCING ACTIVITIES:

The Company issued 8,559,600 shares as part of the recapitalization effected on February 13, 2006

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the year ended December 31, 2006 include both Foldera, Inc. (from the acquisition date) and TI (for the full period), while the historical results for the period ended December 31, 2005 only include TI. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on May 16, 2006.

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

The audited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

The Company had 22,352,396 granted stock options and warrants that were exercisable as of December 31, 2006 and 2,089,280 of granted stock warrants exercisable at December 31, 2005.

These securities have been excluded from the computation of diluted net loss per share for the year ended December 31, 2006 and 2005 because the effect would have been anti-dilutive.

Depreciation and Amortization

Property and equipment are being depreciated on the straight-line basis over the following estimated useful lives:

Machinery & equipment	2-5 years
Leasehold improvements	10 years
Furniture & fixture	5-7 years

Included in property and equipment is approximately $404,981 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $157,201.

Depreciation and amortization expense for the year ended December 31, 2006 and 2005 was $520,906 and $115,873, respectively.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of December 31, 2006:

Computer & equipment	$2,126,097
Furniture & fixtures	159,217
Software	59,091
Accumulated depreciation	(652,799)
Net fixed assets	$1,691,606

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At December 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

The Company also adopted FAS 142, “Goodwill and Other Intangible Assets” which recognizes impairment testing for those long-lived assets that are not subject to amortization. The Company currently does not have any long-lived assets that are not amortized. However, the Company does perform periodic impairment tests of all long-lived assets.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of December 31, 2006 and 2005 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Years Ended December 31,
	2006			2005
			Per			Per
	Loss	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
(Loss) income available to common stockholders	$(11,117,316)	101,257,688	$(0.11)	$(3,081,878)	65,091,552	$(0.05)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
(Loss) income available to common stockholders	$(11,117,316)	101,257,688	$(0.11)	$(3,081,878)	65,091,552	$(0.05)

Potentially dilutive shares include:

	2006	2005

Warrants outstanding	18,425,192	2,089,280

Stock options outstanding	7,741,668	-

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107   (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method as of and for the year ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Recent Pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”   with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets and therefore the statement will not have any impact on the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company currently does not have any derivative instruments requiring bifurcation and therefore this statement will not have any impact on the financial statements.

 In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its results of operations and financial position.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $11,117,316 and $3,081,878 as of December 31, 2006 and December 31, 2005, respectively. Negative cash flows from the operations of $7,455,868 and $1,979,633 were noted for the years ended December 31, 2006 and December 31, 2005, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2007; however, the Company does not anticipate having significant revenue from operations until the third quarter of 2007, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) reducing payroll and payroll related expenses, 2) outsourcing a portion of our software development work and 3) terminating relationships with certain consultants. The Company plans to continue actively seeking additional funding plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of December 31, 2006.

Accounts payable	$418,025
Accrued vacation	296,676
Payroll, payroll taxes and 401(k)	107,128
Credit cards payable	11,336
Payable to outside director	10,000
Professional fees	43,232
Total	$886,397

Note 4. Registration Rights Liability

As part of the Company’s August and October 2006 private placements, a separate registration rights agreement was entered into with each investor. Under the terms of the registration rights agreements, the Company agreed to submit a SB-2 registration statement to the Securities and Exchange Commission on a timely basis, to respond to questions posed by the SEC and to attempt to have the registration statement declared effective per the terms of the registration rights agreements.

Through December 31, 2006 and up to the date of this report, we have been unable to meet the deadline to get our registration statement declared effective and we have, therefore, accrued the maximum penalties allowed under the agreements related to the private placements closed in August and October 2006 which will start accruing on February 16, 2007.

Specifically, the Company has recorded penalty shares of $326,657 as shares to be issued based on its third private placement registration rights agreement and $450,000 as liquidated damages based on its fourth private placement registration rights agreement.

Note 5. Related-Party Transactions

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and as part of the agreement issued to Mr. Dash 200,000 shares of common stock upon commencement of service in 2004, and 200,000 shares upon the beta launch of our product in November 2004, 300,000 shares upon TI’s receipt of at least $3,000,000 of financing in October 2005 and agreed to issue up to an additional 500,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the year ended December 31, 2006, the Company paid $120,000 to Jnan Dash pursuant to the above agreement and on June 19, 2006, the Company issued 300,000 shares of common stock upon the production launch of our product. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved.

We ceased paying Mr. Dash the monthly fee as of February 2006 but will issue 200,000 shares when we reach the final milestone as per the agreement.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

The Company entered into reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO911. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

The Company entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 6. Stockholder’s Equity

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Following is the summary of the Company’s equity-related transactions during the year ended December 31, 2006.

1.
Following is the summary of stock issuances from January 2006 through December 31, 2006,

We sold 4,328,000 shares of our common stock to accredited investors in the second private placement offering, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering costs of $289,181, amounted to $1,874,819 in the second private placement. Following the closing of our second private placement offering in February 2006, we issued five-year warrants to the placement agent to purchase 1,228,860 shares of our common stock at a price of $0.25 per share and 2,551,424 shares of our common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 0.001%, dividend yield of 0% and expected life of five years.

On August 16, 2006, we completed the initial closing of a private placement to accredited investors of approximately 1,235,144 shares of our common stock, at a purchase price of $2.25 per share, for gross proceeds of $2,779,074.25. As part of the private placement, the investors were issued three-year warrants to purchase up to an aggregate of 617,572 shares of our common stock, at an initial exercise price of $2.25. As an inducement to the investors to complete the initial closing of the private placement, on or about August 14, 2006, we entered into an oral agreement with Brookstreet Securities Corporation (“Brookstreet”), the exclusive placement agent for the private placement, to provide to the investors price-protection for any equity issuances within three months of the final closing of the private placement. Pursuant to this price-protection commitment, we agreed that if we issued any additional equity securities for less than $2.25 per share (an “Additional Issuance”) within three months of the final closing of the private placement, the investors would receive additional shares of our common stock and additional warrants to purchase shares of our common stock, and the exercise price of the investors’ outstanding warrants to purchase shares of our common stock would be reduced, as if such investors had originally participated in such Additional Issuance.

 Subsequent closings of this private placement (the “August 2006 private placement”) occurred on August 25, 2006 and August 29, 2006. In the August 2006 private placement, we issued an aggregate of 1,957,917 shares of our common stock at a purchase price of $2.25 per share, for gross proceeds of $4,405,315.25, and three-year warrants to purchase up to a maximum of 978,959 shares of our common stock at an exercise price of $2.25 per share. The net proceeds from the August 2006 private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the August 2006 private placement, we paid Brookstreet cash compensation of 13% of the gross proceeds of the August 2006 private placement or $572,690 and a three-year warrant to purchase 293,687 shares of our common stock at an initial exercise price of $2.25 per share. The proceeds from the issuance of the 1,957,917 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 73.1% dividend yield of 0% and expected life of three years.

On October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock at a purchase price of $1.08 per share, for gross proceeds of $4,500,000, and five-year warrants to purchase up to an aggregate of 2,083,334 shares of our common stock at an initial exercise price of $1.75 per share.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

The October 2006 private placement constituted an Additional Issuance for purposes of our price-protection commitment to the investors who participated in the August 2006 private placement. Accordingly, in November 2006 we issued to those investors an aggregate of 2,121,079 additional shares of our common stock and warrants to purchase an additional 1,060,536 shares of our common stock at an exercise price of $1.75. We issued 2,121,079 additional shares of our common stock because such investors would have received an aggregate of 4,078,996 shares if the purchase price in the August 2006 private placement was reduced from $2.25 per share to $1.08 per share, and we issued warrants to purchase an additional 1,060,536 shares of our common stock to provide such investors with fifty percent (50%) warrant coverage based on the as-adjusted total number of shares issued in the August 2006 private placement. In addition, we reset the exercise price of the outstanding warrants held by those investors from $2.25 per share to $1.75 per share.

As a result of the issuance of additional shares of our common stock to the investors who participated in the August 2006 private placement at an effective purchase price of $1.08 per share, we issued to Brookstreet in November 2006 warrants to purchase an additional 318,162 shares of our common stock at an exercise price of $1.08 per share, and reset the exercise price of the outstanding warrants held by Brookstreet from $2.25 per share to $1.08 per share, as required by the terms of our placement agency agreement with Brookstreet. Pursuant to this placement agency agreement, Brookstreet was entitled to receive warrants to purchase an aggregate of fifteen percent (15%) of the total number of shares issued in the August 2006 private placement at a per share exercise price equal to the price per share paid for our shares of common stock in the August 2006 private placement.

The proceeds from the issuance of the 4,078,996 shares are recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

On October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock, at a purchase price of $1.08 per share, for gross proceeds of $4,500,000. The investors were Vision Opportunity Master Fund Ltd., which purchased 3,703,704 shares of our common stock, and Crescent International Ltd., which purchased 462,963 shares of our common stock. As part of the private placement, the investors were issued five-year series A warrants to purchase up to an aggregate of 2,083,334 shares of our common stock, at an initial exercise price of $1.75. As lead investor, Vision Opportunity Master Fund Ltd. was also issued two additional warrants: (1) a six-month series B warrant to purchase up to 3,703,704 shares of our common stock, at an initial exercise price of $1.25, and (2) a five-year series C warrant to purchase up to 1,851,852 shares of our common stock, at an initial exercise price of $2.00.

For each of the five-year warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement that a registration statement covering the shares of our common stock underlying such warrants is not effective. For the six-month warrant, the holder will be able to exercise the warrant on a cashless basis at any time within the 30-day period prior to the expiration of such warrant that a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the private placement, we paid HPC Capital Management Corp., the exclusive placement agent for the private placement, cash compensation of 8% of the gross proceeds of the private placement and a five-year warrant to purchase up to 416,667 shares of our common stock, at an initial exercise price of $1.08. At the closing of the private placement, we also paid Brookstreet Securities Corporation cash compensation of 5% of the gross proceeds of the private placement and a five-year warrant to purchase up to 208,334 shares of our common stock, at an initial exercise price of $1.08, as required by the terms of our placement agency agreement, as amended, with Brookstreet Securities Corporation.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Following is the summary of warrants issued as part of the October 19, 2006 private placement

Issued to	Description	Number of warrants	Exercise Price

Investors	Series A warrants	2,083,333	$1.75/share
Investors	Series B warrants	3,703,704	$1.25/share
Investors	Series C warrants	1,851,852	$2.00/share
HPC	Agent warrants	416,667	$1.08/share
Brookstreet Securities	Agent warrants	208,334	$1.08/share

The cash proceeds for the issuance of shares, net of offering cost of $595,000 amounted to $3,905,000 in this private placement round. The proceeds from the issuance of the 4,166,667 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

	A	B	C

Risk free rate of return	4.5%	4.88%	4.5%
Volatility	116%	116%	116%
Dividend yield	0%	0%	0%
Expected life in years	5	0.5	5

The fair value of the warrants issued to agents was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 116% dividend yield of 0% and expected life of five years.

2.
On February 13, 2006, the Company issued 300,000 shares to CFO911 as part of its reverse merger and according to the terms of agreement with CFO911, as referred to in note 5. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

3.
On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid transaction costs of $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at the carrying value of net assets acquired.

4.
On February 13, 2006, the Company issued 3,020,000 warrants at the exercise price of $0.50 with a five-year term to two outside service providers for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $330,966 was amortized over the life of the service contract. As of December 31, 2006 the Company expensed $198,654 and deferred $132,312.

5.
On February 13, 2006, the Company issued 8,700,000 options to employees and 200,000 options to outside consultants. The fair value of the options was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of 6 years and the options vest over a period of three years. During the year ended December 31, 2006, 3,893,871 of the options granted to employees vested and the Company recorded $545,273 in expense related to these options. 33,333 of the options granted to the consultants were vested as of December 31, 2006 and the Company recorded $4,290 in expenses related to these options.

6.
On February 15, 2006, the Company issued 340,000 warrants at the exercise price of $0.50 with a five-year term to St. George & Carnegie, an outside provider of legal services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 0.001%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $186,011 has been expensed in the year ended December 31, 2006.

7.	On May 30, 2006, Day and Campbell, an outside provider of legal services, exercised 40,000 warrants at an exercise price of $0.25 per share.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

8.
On June 19, 2006, the Company issued 300,000 shares of common stock to our Chief Technology Evangelist and consultant for achieving an agreed upon milestone, as referred to in note 5. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved and charged to operations.

9.
On June 30, 2006, the Company issued 40,000 shares of common stock to Joseph McCann, an outside business advisor, as compensation for service provided. These shares were recorded at the fair market value of $85,600, which is based on the price of our stock on the date the services were rendered and charged to operations.

10.	On July 24, 2006, Brookstreet Securities, an outside provider of investment banking services, exercised 409,620 warrants at an exercise price of $0.25 per share.

11.	On August 8, 2006, the Company issued 4,000 shares to Ms. M. Garcia. Funds from Ms. Garcia had previously been received by the Company.

12.	On August 24, 2006, Mr. Schmitt, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

13.	On September 12, 2006, the Equity Performance Group, an outside investor relations consultant, exercised 90,000 warrants at an exercise price of $0.50 per share.

14.	On September 30, 2006, an employee exercised 6,667 options at an exercise price of $0.50 per share.

15.	On October 9, 2006, Mr. Frost, an affiliate of Brookstreet, exercised 12,600 warrants at an exercise price of $0.50 per share.

16.	On October 13, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

17.	On October 13, 2006, Mr. Olson, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

18.	On October 13, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

19.
On October 27, 2006, we issued 80,000 shares of our common stock to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares have been recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement and charged to operations.

20.
On October 27, 2006, we issued 7,500 shares of our common stock to George Mottel as a bonus for meeting performance goals. These shares have been recorded at fair value of $8,700, which is based on the price of our stock on the date the shares were issued and charged to operations.

21.	On November 7, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 300,000 warrants at an exercise price of $0.50 per share.

22.
On November 9, 2006, a Brookstreet broker requested a cashless exercise of 387,620 warrants at an exercise price of $0.50 per share. Based on the formula provided in the agreement, the broker received a total of 320,789 shares.

23.	On November 10, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

24.	On November 10, 2006, Mr. Cruz, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 28,000 warrants at an exercise price of $0.50 per share.

25.	On November 30, 2006, Newport Capital, an affiliate of Corporate Communications Network, an outside investor relations consultant, exercised 100,000 warrants at an exercise price of $0.50 per share.

26.	On November 30, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

27.	On November 30, 2006, Mr. Briggs, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

28.	On December 5, 2006, MBA Holdings, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

29.	On December 12, 2006, a Brookstreet broker exercised 41,704 warrants at an exercise price of $0.50 per share.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$700,365	2,089,280
Granted		18,055,456
Exercised		1,652,713
Cancelled		66,831
Outstanding at December 31, 2006	$-	18,425,192

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Average Exercise Price

$0.0625-$2.25	18,425,192	4.1 years	$1.09	18,425,192	$1.31

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Note 7. Stock-Based Compensation

Stock-Based Compensation Plan

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

There are no specific required minimum service periods for option grants, however, options generally have a three-year vesting schedule with 1/3 cliff vesting after one-year and 1/24 of the remaining options on a monthly basis over the two remaining years and the maximum contractual option term is 10 years.

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan. During the year ended December 31, 2006, 1,151,665 options were forfeited and 6,667 options were exercised. As of December 31, 2006, 7,441,668 options were outstanding and 4,251,665 options were available for future option grants.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were no stock-based awards outstanding as of December 31, 2005.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $545,273, or $(0.01) per basic and fully diluted share in the year ended December 31, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $545,273 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31, 2005, no expense was recorded as the Company did not have any stock options awarded during that period.

During the year ended December 31, 2006, 200,000 stock options were granted to consultants. 33,333 of these options were vested as of December 31, 2006 and the Company recorded $4,290 in expenses related to these options.

During the year ended December 31, 2005, no stock options were granted or vested to consultants.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

Expected volatility	0.001%
Expected life in years	6 years
Risk free interest rate	5.010%
Dividend yield	0%
Wt. average grant date fair value	$0.21

There was no public trading of our stock prior to the completion of the reverse merger in February 2006, but shares were issued in private placements. In those private placements, the Company’s stock was sold at a consistent price. The Company issued its 25,569,100 shares of common stock from October 2005 through February 2006 at $0.50 per share in multiple traunches. Given that the price was the same in each of the private placement transactions, there was no price volatility. Consequently, there was no expected price volatility at that time. The Company has chosen a deminimus volatility value of .001% to reflect the negligible volaitility in the shares of the stock.

The Company used guidance in paragraphs A26 - A30 of SFAS 123-R and question 6 of Topic 14:D.2 of SAB 107 to estimate the expected term of the options. The Company characterized the options issued as “Plain-Vanilla Options” and calculated the fair value of the options based on the simplified method to estimate the expected term of the options granted.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock compensation expense recognized during the year ended 2006 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2005		$0	0
Granted	$0.51		8,900,000
Forfeited	0.50		1,151,665
Exercised	0.50		6,667
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Average Exercise Price

$0.50-$0.55	7,741,668	5.8 years	$0.51	3,927,207	$0.51

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - December 31, 2005	0
Granted	8,900,000	$0.51		1,164,948
Forfeited	(1,151,665)	0.50
Vested	(3,927,204)	0.51
Exercised	(6,667)	0.50
Non-vested - December 31, 2006	3,814,464	0.51	1.5 Years

The total compensation cost not yet recognized related to non-vested stock options is $565,225, which is expected to be recognized over a period of 1.5 years.

Note 8. Income Taxes

Through December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $8,029,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2025. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of December 31, 2006 is $6,756,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at December 31, 2006 are as follows:

	2006	2005
Net operating loss	$6,756,000	$3,545,000
Less Valuation allowance	(6,756,000)	(3,545,000)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	2006	2005
Tax expense (credit) at statutory rate-federal	(34)%	(34%)
State tax expense net of federal tax	(6)%	(6%)
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

(b)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $29,950 per month in rent under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,335 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $1,029 per month. The Company recognized $379,397 in office occupancy expenses for the year ended December 31, 2006 compared to $110,428 for the year ended December 31, 2005.

(c)   Equipment Leases:

As of December 31, 2006, the Company had entered into capital leases with thirteen strategic vendors for the financing of computer equipment. The Company pays approximately $12,664 per month under these leases, the last of which expires in November 2011.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2007	$112,014	298,532	$410,546
2008	70,408	$366,727	437,134
2009	38,694	375,819	414,513
2010	12,601	350,057	362,658
2011	11,551	-	11,551
Thereafter	-	-	-
	$245,267	$1,391,135	$1,636,402
Less: Amount representing interest	36,119
Present value of minimum lease payments	209,148
Less: Current portion	86,680
	$122,486

(d)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist is also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in December, 2006. The Company is no longer obligated to pay the monthly consulting fee, but will issue 200,000 shares of its common stock when it reaches the final milestone as per the agreement.

In March 2005, the Company, through TI, entered into an engagement agreement with CFO911 pursuant to which CFO911 agreed to provide services to TI including assistance in completing TI’s business plan and performing due diligence on TI’s financial projections for reasonableness and accuracy from a financial investor’s perspective. The Company agreed to pay CFO911 a total of $10,000 for these services and to issue CFO911 300,000 shares of common stock if the Company went public. The Company may engage CFO911 to perform other services. The Company entered into reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO911. These shares have been recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

On February 13, 2006, the Company entered into an investor relations consulting agreement with the Equity Performance Group. Under the terms of agreement, Equity Performance agreed to render services related to investor relations and communications. The agreement was for a two and half month period and terminated on May 1, 2006. The Company paid the consultants $10,000 per month and issued warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were recorded at the fair value of $13,151 and charged to operations.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $317,815. On October 3, 2006 the Company cancelled its investor relations consulting agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. to provide similar services. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which are exercisable at $0.50 per share, to Corporate Communications Network, Inc. The Company has been expensing the fair value of these warrants over the term of the agreement. As of December 31, 2006 the Company has expensed $185,503 and the unamortized $132,312 amount of the warrants transferred to CCN appears in our December 31, 2006 Consolidated Balance Sheet as prepaid investor relations expense-warrants under Current Assets.

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and to issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares to be issued on October 1, 2006 and the remaining 80,000 shares to be issued on April 1, 2007. 80,000 shares were issued on October 1, 2006 and these shares have been recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement.

In June 2006, the Company entered into a one-month consulting contract with Joseph McCann for the purpose of advising the Company on business matters, including the development of relationships with strategic business partners. Pursuant to the contract, the Company agreed to issue Mr. McCann at total of 40,000 shares of common stock. On June 30, 2006, the Company issued 40,000 shares of common stock to Mr. McCann, as compensation for services provided and the shares were recorded at the fair market value of $85,600, which is based on the price of our stock on the date the services were rendered and charged to operations.