Form 10KSB/A
period 2006-12-31
FOLDERA, INC
filed 2007-05-15
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.001 par value

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

FOLDERA, INC.

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-KSB for the year ended December 31, 2006, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 13, 2007 in response to comments received from the SEC in connection with its review of our registration statement on Form SB-2 (File No. 333-139120).

This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report as originally filed or modify or update those disclosures affected by subsequent events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Our company, Foldera, Inc., has designed and developed Foldera™, our free, secure and easy-to-use software service that instantly and automatically organizes workflow. Foldera combines web-based email, document manager, task manager, calendar, contact manager and sharable folders into a unified productivity suite, available with a single login from any web browser. Foldera has the unique ability to instantly sort and file a user’s sent and incoming email, documents, tasks and events into folders, on a project-by-project basis, chronologically and in real-time. We offer our standard version Foldera service for free to individuals within small and mid-sized businesses and departments within an enterprise. It is expected that these individuals will in turn introduce Foldera to their colleagues in a viral fashion, and to their friends and families in order to better organize their day-to-day lives.

After more than four years in development, testing and feature refinement, we launched our sign-up page in mid-February 2006. Since that time, we have received more than 16,000 account requests for the free Foldera service. On June 19, 2006, we officially launched a limited beta version of our service, rolling it out to a select number of users, and have begun the process of systematically activating additional accounts to further expand our beta user group.

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

Market Research

According to a recent study by Grant Thornton, a leading accounting and consulting firm, the average business person spends an hour and a half each day processing email. Further, a research study by Bellotti and Ducheneaut indicated that employees spend 10% of their time filing messages and about 8% of their time searching to find the messages they need to do their jobs. Based on these studies, the typical business person wastes two hours each week searching, sorting and filing information.

The messaging/collaboration segment of the global software market is large, rapidly growing and undergoing a shift away from “on premises” providers to “hosted providers” like Foldera. In 2004, according to the Radicati Group, a consulting group that provides market research on the messaging and collaboration market, “revenue in the corporate Messaging and Collaboration Software segment expanded by nearly 10% to roughly $2.85 billion.” Additionally, “during 2004, the number of email users increased by over 22%, to 1.1 billion global mailboxes,” according to the Radicati Group.

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

MX Record Email Hosting. Each basic Foldera account will include a standard Foldera email domain, for example: jdoe@yourcompanyname.Foldera.com. We will also offer to host a vanity email domain name for each account. Vanity email domains, such as jdoe@yourcompanyname.com, are available for an additional one-time charge of $100. We anticipate that a small portion of our accounts will upgrade to a vanity email domain name.

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

Paid Search Revenue. Google has a recognized and well established program for publishers like Foldera, which seek to monetize their traffic and web content. The program is called “AdSense” for Search. We intend to integrate this Google search feature into each page of our online application. Google “AdSense” combines Google’s search technology with thousands of keyword advertisers to deliver targeted text-based ads to search result pages. People find these ads useful and click on them and, when they do, Google shares a portion of the revenue with the web publisher.

According to Majestic Research, searchers click on ads 17% of the time they search, or one for every six searches, and the average revenue generated per click is $0.54.

Rollout Strategy and Timetable

Following over four years of system development, we launched a limited pre-release beta service in the second quarter of 2006. At the end of the first quarter of 2007, we expanded our beta service and we expect to begin generating revenue during the second quarter of 2007.

Network Marketing and Distribution Strategy. To quickly and cost-effectively introduce Foldera to the global marketplace, we intend to give the Foldera beta version away for free and utilize a grassroots network marketing approach modeled after several other successful web-based technology product launches. For example, Hotmail (and others, including Myway, Skype, Firefox, MySpace, Friendster, Flickr, Facebook, Orkut and Linkedin) used this Marketing and Distribution strategy successfully, obtaining millions of members in a short period of time.

Foldera believes that when people discover a remarkable online service, they like to tell their friends and business associates about it, who, in turn, tell others through word-of-mouth or email communications. While Foldera’s roll out will be modeled after Hotmail’s, we can offer no assurances that the market will similarly receive our product.

Foldera believes that the money that would have otherwise been spent on advertising our product will be better used in making our application as feature rich and user friendly as possible. We believe that satisfied members are more apt to tell their friends and spread the word about Foldera, giving us free network-enhanced, word-of-mouth advertising. In effect, we anticipate that our customers will become our advertising advocates. For example, MySpace, which was launched in late 2003, gave musicians free websites on which to post their songs and allowed fans to build their own web pages in order to connect with like-minded enthusiasts. “MySpace never spent money on advertising and now has 22.5 million users,” according to an August 1, 2005 Newsweek article. No assurances can be given, however, that our experience in this regard will be similar to that of MySpace.

Our free and frictionless self service sign-up model is expected to remove the pricing barrier that has prevented most small-to-medium sized businesses from owning similar software in the past. We believe this pricing strategy will help us gain market share faster than if we charged a higher price for our software and spent more on sales and marketing initiatives.

Initially, during the second and third quarters of 2007, we anticipate courting small businesses as well as bloggers and technology enthusiasts in the rollout of our software product, both through direct contact and the use of consultants. This will be accomplished by providing advance editions of our product to these small businesses, individual bloggers and technology enthusiasts we have identified who have considerable influence in the collaboration software market and to solicit their reaction to our software product. Additionally, we plan to target selective media outlets (i.e. newspapers, magazines and radio) to gain publicity for our product. Finally, we plan to engage with key industry analysts to receive product evaluation reviews from these key influence purveyors. As such, these technologists are typically the first customers for anything that is truly brand new in the technology marketplace. From a marketing point of view, technologists exercise great influence over, and act as gatekeepers of, the rest of the technology product life cycle. If they reject a product, it will negatively impact customer interest in adopting and deploying the Foldera product. An additional benefit to courting this group is that they are typically very vocal and active in assisting technology companies in shaping their products and in disseminating product information and attributes to the broader market.

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

We face competition from other messaging and collaboration service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the areas of email and instant messaging, and we may also compete with companies that sell products and services online because these companies are attempting to attract users to their websites to search for information about products and services. Many of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and websites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, products and services. If our competitors are successful in providing a similar or better messaging and collaboration application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user traffic. Any such decline in traffic could materially and adversely affect revenues and prevent the Company from achieving profitability.

 We also compete with destination websites that seek to increase their search-related traffic. These destination websites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those of the Company. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

Finally, there has been a trend toward industry consolidation among our competitors, and smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, any resulting decline in traffic could materially and adversely affect our revenues and profitability.

Governmental Regulation

We are subject to the same federal, state and local laws as other companies conducting business in the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

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

Our principal executive offices are located at 17011 Beach Boulevard, Suite 1500, Huntington Beach, California 92647, and our telephone number at that address is (714) 766-8700. We maintain a corporate website at www.foldera.com. The contents of our website are not part of this report and should not be relied upon with respect to the report.

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

According to the terms of the agreement, we provided a $63,647 secured certificate of deposit to the landlord. The secured certificate of deposit will be returned to us at the beginning of month 37 of the lease term.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol “FDRA.OB.” Trading in our shares began in August 2005 under the symbol EXSM.OB, and related only to Expert Systems, Inc. prior to our reverse merger transaction on February 13, 2006.

The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board:

	Closing Bid
	High	Low

January 1, 2005 - December 31, 2005
Third Quarter (August 23, 2005 - October 31, 2005)	$.01	$.01
Fourth Quarter	.03	.01

January 1, 2006 - December 31, 2006
First Quarter (January 1, 2006 - February 13, 2006)	$.03	$.03

First Quarter (February 14, 2006 - March 31, 2006)	2.66	.62
Second Quarter	3.75	1.81
Third Quarter	2.50	1.10
Fourth Quarter	1.75	0.87

January 1, 2007 - December 31, 2007
First Quarter	$1.07	$0.55
Second Quarter (through May 7, 2007)	0.78	$0.52

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

We are in the early stage of development and have only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company, including a limited operating history. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring our product to market on a timely basis. We have not generated any revenues to date, and there can be no assurance that we will be able to successfully develop our web-based messaging and collaboration product and penetrate our target market. We sustained net losses of $3,081,878 and $12,033,342 for the years ended December 31, 2005 and 2006, respectively. Further, we may incur significant losses through 2007 and beyond, as we further develop and commercialize our web-based messaging and collaboration product. We cannot assure you that we will ever generate significant revenue or have profits.

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a going concern beyond December 2007 without additional funding; in which event, we may have to curtail our operations, sell some of our assets or take actions that may dilute your financial interest.

We had an accumulated deficit of $20,270,120 at December 31, 2006. Through December 2006, we have been continually dependent upon equity injections raised through private stock offerings from non-related parties and equipment leases provided by non-related parties to finance our business operations.

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

We face competition from other messaging and collaboration service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the area of email and we may also compete with companies that sell products and services online because these companies are attempting to attract users to their websites to search for information about products and services. Many of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and websites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, products and services. If our competitors are successful in providing a similar or better messaging and collaboration application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user traffic. Any such decline in traffic could materially and adversely affect our revenues and potential profitability.

 We also compete with destination websites that seek to increase their search-related traffic. These destination websites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those of Foldera. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

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

 We anticipate relying on our participation in Google’s “AdSense” Program, which can be easily joined using Google’s automated sign-up process, for a significant portion of our revenues. If we were to lose this relationship with Google, it could have a material and adverse affect on our revenues and profitability.

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

Click-through fraud occurs when a person clicks on a Google AdWord ad displayed on a website in order to generate the revenue share payment to the Google Network member rather than to view the underlying content. If Google is unable to stop this fraudulent activity, these refunds may increase. If Google finds new evidence of past fraudulent clicks, it may have to issue refunds retroactively of amounts previously paid to Google Network members. This could negatively affect our profitability and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in Google’s programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with Google’s advertising programs, which could lead to loss of advertisers and revenue.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have not generated any revenues as of December 31, 2006 and so are considered a development stage company. We ended 2006 with $5.77 million of cash on our balance sheet. Given our current cash usage rate and our expectations to begin generating revenue at the beginning of the second quarter of 2007, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain or operations. To address the potential cash shortfall situation, the Company sold 1,666,667 of our common stock to the Vision Opportunity Master Fund on May 10, 2007 at $0.60 per share and received $982,837 net of $17,163 in expenses. Vision has the option to purchase an additional 5,000,000 shares of common stock at $0.60 per share. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

Additionally, we have made the following contingency plans for reducing operating expenses during the next twelve months:

•
We are considering reducing payroll and payroll related costs by approximately $65,000 a month by outsourcing a portion of our software development work to India. We are currently negotiating a contract with a software development company in India and the transition is currently in progress. We anticipate making a final decision on implementing this portion of our contingency plan by the end of June 2007.

•	We have terminated our relationship with two consultants, which is expected to save us approximately $20,000 a month.

•	We are considering reducing our investor relations related expenses by approximately $15,000 a month.

•	We have eliminated the $2,500 cash payment to the independent members of our board of directors until we are on a cash flow breakeven basis.

•	We anticipate total cash savings of approximately $100,000 a month.

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

The Company also adopted FAS 142, “Goodwill and Other Intangible Assets,” which recognizes impairment testing for those long-lived assets that are not subject to amortization. The Company currently does not have any long-lived assets that are not amortized. However, the Company does perform periodic impairment tests of all long-lived assets.

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

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment,” or SFAS No. 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, to provide guidance on SFAS No. 123-R. We have applied SAB 107 in our adoption of SFAS No. 123-R.

We adopted SFAS No. 123-R using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123-R. There were no stock options outstanding as of December 31, 2005.

Please refer to Note 2, for additional Critical Accounting Policies.

Results of Operations

Comparison of the Years ended December 31, 2006 and December 31, 2005

 The Company is a development stage company and has not yet generated any revenue and consequently has also not generated any gross profit.

Operating Expenses. Total operating expenses for the year ended December 31, 2006 increased to $12,181,963, or $(0.12) per share from $3,087,118, or $(0.05) per share, for the year ended December 31, 2005. The overall increase in expenses, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, of $9,094,845, or approximately 295% over the prior period, is due to the following increases in:

•	payroll by $2,436,355, or 168% in 2006 to $3,887,268 as compared to $1,450,913 in 2005,

•	equity-based compensation paid to consultants by $1,543,693 in 2006 or 1,112% to $1,682,542 as compared to $138,849 in 2005,

•	employee options expense by $1,077,201 in 2006 to $1,077,201 as compared to zero in 2005,

•	registration rights penalties by $776,657 in 2006 to $776,657 as compared to zero in 2005,

•	investor relations expense by $569,698 to $569,698 in 2006 as compared to zero in 2005,

•	legal and accounting by $481,873, or 133% in 2006 to $845,555 as compared to $363,682 in 2005,

•	technical outsourcing by $440,921 in 2006 to 440,921 as compared to zero in 2005,

•	depreciation by $405,033, or 350% to $520,906 in 2006 as compared to $115,873 in 2005,

•	consulting/outside services by $301,798 to $310,763 in 2006 as compared to $8,965 in 2005,

•	rent by $268,969, or 244% in 2006 to $379,397 as compared to $110,428 in 2005,

•	travel expenses by $217,531, or 693% in 2006 to $248,917 as compared to $31,386 in 2005,

•	transaction costs related to acquisition of Expert Systems by $173,890 to $173,890 as compared to zero in 2005,

•	employee benefits by $142,384 to $154,520 in 2006 as compared to $12,136 in 2005,

•	hosting costs by $110,450 in 2006 to $110,450 compared to zero in 2005,

•	recruiting costs by $106,987, or 619% in 2006 to $124,267 as compared to $17,280 in 2005,

•	insurance costs by $83,735, or 279% in 2006 to $113,745 as compared to $30,007 in 2005,

•	stock registration by $56,534 in 2006 to $56,534 as compared to zero in 2005,

•	marketing and promotion by $53,005 to $63,007 or 530% as compared to $10,002 in 2005.

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

•
After the adoption of SFAS No. 123-R in January 2006, the Company began to expense its stock option grants to employees. Employee stock options were granted to reward and to retain all employees, which increased stock-based compensation expense, See “Stock Compensation Expense.”

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

•	We moved into a larger office facility to accommodate our expanded headcount level and to ensure there was sufficient room available to expand, if required.

•	As a result of expanded business meeting commitments, travel expenses increased on a year-over-year basis.

•	Transaction costs paid to Expert Systems, Inc. as part of our reverse acquisition were expensed in 2006.

•	Our recruiting and employee benefits costs increased as a result of our expanded staffing levels.

•	Hosting costs increased as a result of expanded band-width requirements at our data center to accommodate an increased number of users.

•	Insurance costs increased as a result of purchasing Directors and Officers coverage when the Company became public in February 2006.

•	Stock registration expenses increased to comply with the requirements of a public company.

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

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $1,077,201, or $(0.01) per basic and fully diluted share for the year ended December 31, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $1,077,201 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31 2005, no expense was recorded as we did not have any stock options awarded during that period.

Net Loss. Our net loss for the year ended December 31, 2006 increased to $12,033,342 or $(0.12) per share, from $3,081,878 or $(0.05) per share, for the year ended December 31, 2005. The overall increase in net loss of $9,094,845, or approximately 295% over the prior year period, is primarily due to increases in payroll, equity-based compensation to consultants, employee options expense, registration rights penalties, investor relations, legal and accounting, technical outsourcing, depreciation, consulting/outside services, rent, travel expenses, employee benefits, cost of acquisition of Expert Systems, hosting, recruiting, insurance, stock registration and marketing and promotion expenses somewhat offset by an increase in interest income.

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

Stockholders’ Equity. Stockholders’ equity increased by $878,805 to $5,986,892 as of December 31, 2006, or approximately 17% from $5,108,087 as of December 31, 2005. The increase was due primarily to increased financing activity that more than offset a net loss during the year ended December 31, 2006. The 8,334 shares to be issued for cash balance were comprised of $5,000 received for the exercise of warrants and $3,334 received for the exercise of employee options.

Liquidity and Capital Resources

General. Overall, we had an increase in cash flows of $941,311 for the year ended December 31, 2006 resulting from $7,455,868 cash used in operating activities, $1,296,485 of cash used in investing activities, offset by $9,693,664 of cash provided by our financing activities. At December 31, 2006 our cash balance was $5,767,356 as compared to $4,826,045 for the prior year, an increase of $941,311 or 20%. The cash provided from our financing activities was primarily due to the $9,787,730, net of offering cost, raised from three private placement offerings during 2006, offset by losses for the year.

Cash Flows from Operating Activities. Net cash used in operating activities of $7,455,868 for the year ended December 31, 2006 was primarily attributable to a net loss of $12,033,342, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $520,906, the issuance of warrants, stock options and stock for services of $2,018,538, employee options expense of $1,077,201, registration rights penalties of $450,000, shares to be issued as penalty shares of $326,657 and an increase in accounts payable and accrued expenses of $431,211 offset by an increase in prepaid expenses of $241,910 and deposits of $5,129.

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

Financing. We have not generated any revenues as of December 31, 2006 and so are considered a development stage company. We ended 2006 with $5.77 million of cash on our balance sheet. Given our current cash usage rate and our expectations to begin generating revenue at the beginning of the second quarter of 2007, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain or operations. To address the potential cash shortfall situation, the Company sold 1,666,667 of our common stock to the Vision Opportunity Master Fund on May 10, 2007 at $0.60 per share and received $982,837 net of $17,163 in expenses. Vision has the option to purchase an additional 5,000,000 shares of common stock at $0.60 per share. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

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

As of December 31, 2006, we had entered into thirteen capital leases with various equipment suppliers in the amount of $404,981, of which $209,147 was outstanding as of December 31, 2006.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Recent Developments

On February 13, 2006, we sold 4,328,000 shares of our common stock to accredited investors in the second private placement offering, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering costs of $289,181, amounted to $1,874,819 in the second private placement. Following the closing of our second private placement offering in February 2006, we issued five-year warrants to the placement agent to purchase 1,228,860 shares of our common stock at a price of $0.25 per share and 2,551,424 shares of our common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years.

On February 13, 2006, the Company issued 300,000 shares to CFO911 as part of its reverse merger and according to the terms of agreement with CFO911, as referred to in note 5. These shares were recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid transaction costs of $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at the carrying value of net assets acquired.

On February 13, 2006, the Company issued 2,900,000 warrants at the exercise price of $0.50 with a five-year term to an outside service provider for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $635,331 is being amortized over the life of the service contract. As of December 31, 2006 the Company had expensed a total of $400,618 and deferred $234,713.

On February 13, 2006, the Company issued 120,000 warrants at the exercise price of $0.50 with a five-year term to an outside service provider for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $26,290 was charged to operations during the year ended December 31, 2006.

On February 15, 2006, the Company issued 340,000 warrants at the exercise price of $0.50 with a five-year term to St. George & Carnegie, an outside provider of legal services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $201,511 has been expensed in the year ended December 31, 2006.

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

 Subsequent closings of this private placement (the “August 2006 private placement”) occurred on August 25, 2006 and August 29, 2006. In the August 2006 private placement, we issued an aggregate of 1,957,917 shares of our common stock at a purchase price of $2.25 per share, for gross proceeds of $4,405,315.25, and three-year warrants to purchase up to a maximum of 978,959 shares of our common stock at an exercise price of $2.25 per share. The net proceeds from the August 2006 private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the August 2006 private placement, we paid Brookstreet cash compensation of 13% of the gross proceeds of the August 2006 private placement or $572,690 and a three-year warrant to purchase 293,687 shares of our common stock at an initial exercise price of $2.25 per share. The proceeds from the issuance of the 1,957,917 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 42.68% dividend yield of 0% and expected life of three years.

As discussed in more detail below, on October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock at a purchase price of $1.08 per share, for gross proceeds of $4,500,000.

The October 2006 private placement constituted an Additional Issuance for purposes of our price-protection commitment to the investors who participated in the August 2006 private placement. Accordingly, we issued to those investors an aggregate of 2,121,079 additional shares of our common stock on November 8, 2006 and warrants to purchase an additional 1,060,536 shares of our common stock at an exercise price of $1.75 on November 9, 2006. We issued 2,121,079 additional shares of our common stock because such investors would have received an aggregate of 4,078,996 shares if the purchase price in the August 2006 private placement was reduced from $2.25 per share to $1.08 per share, and we issued warrants to purchase an additional 1,060,536 shares of our common stock to provide such investors with fifty percent (50%) warrant coverage based on the as-adjusted total number of shares issued in the August 2006 private placement. In addition, we reset the exercise price of the outstanding warrants held by those investors from $2.25 per share to $1.75 per share.

As a result of the issuance of additional shares of our common stock to the investors who participated in the August 2006 private placement at an effective purchase price of $1.08 per share, we issued to Brookstreet on November 15, 2006 warrants to purchase an additional 318,162 shares of our common stock at an exercise price of $1.08 per share, and reset the exercise price of the outstanding warrants held by Brookstreet from $2.25 per share to $1.08 per share, as required by the terms of our placement agency agreement with Brookstreet. Pursuant to this placement agency agreement, Brookstreet was entitled to receive warrants to purchase an aggregate of fifteen percent (15%) of the total number of shares issued in the August 2006 private placement at a per share exercise price equal to the price per share paid for our shares of common stock in the August 2006 private placement.

We agreed, pursuant to the terms of the subscription agreements with the investors who participated in the August 2006 private placement, to (i) file a shelf registration statement with respect to the resale of shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the final closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 120 days after the final closing date; (iii) use our best efforts to respond to any SEC comments or questions regarding the shelf registration statement on or prior to the date which is 20 business days from the date such comments or questions are received, but in any event not later than 30 business days from the date such comments or questions are received; and (iv) keep the shelf registration statement effective for 12 months following the effective date of the shelf registration statement. The subscription agreements require that we issue to the investors additional shares of our common stock in an amount equal to 1.0% of the number of shares sold to such investors upon (a) our initial failure to satisfy any of the above covenants, and (b) the expiration of each week following our initial failure to satisfy any of the above covenants until such covenants are satisfied; provided, however, that in no event shall we be required to issue additional shares on account of a failure to satisfy any of the above covenants in an amount greater than 10.0% of the number of shares sold to such investors. On or about October 3, 2006, we entered into agreements with each of the investors pursuant to which the investors waived the requirement that the registration statement be filed within 45 days after the final closing date. Pursuant to these waiver agreements, we agreed to file a registration statement (a) on or prior to November 15, 2006 if we failed to close an additional private placement on or prior to October 31, 2006, and (b) within 60 days after the closing of an additional private placement provided that such additional private placement closed on or prior to October 31, 2006. We subsequently closed an additional private placement on October 19, 2006, and we filed the registration statement within 60 days after the closing of that additional private placement. As of April 30, 2007, we were required to issue to the investors who participated in the August 2006 private placement additional shares in an aggregate amount equal to 10.0% of the number of shares sold to such investors, or 407,899 shares, as a result of delays in causing the registration statement to be declared effective by the SEC. Accordingly, on May 11, 2007 we issued to such investors 407,899 additional shares in accordance with the terms of the subscription agreements.

The proceeds from the issuance of the 4,078,996 shares ultimately issued during our August 2006 private placement were recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

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

We agreed, pursuant to the terms of a registration rights agreement with the investors who participated in the October 2006 private placement, to (i) file a shelf registration statement with respect to the resale of 110% of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the closing date; (ii) respond to any SEC comments or questions regarding the shelf registration statement on or prior to the date which is 20 calendar days from the date such comments or questions are received; (iii) use our commercially reasonable efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a full review of the shelf registration statement by the SEC); and (iv) keep the shelf registration statement effective until all registrable securities may be sold under Rule 144(k) under the Securities Act of 1933. The registration rights agreement requires that we pay liquidated damages to the investors in an amount equal to 2.0% of the investors’ purchase price upon (a) our initial failure to satisfy any of the above covenants, and (b) the expiration of each month following our initial failure to satisfy any of the above covenants until such covenants are satisfied; provided, however, that in no event shall the liquidated damages payable to such investors on account of a failure to satisfy any of the above covenants exceed 10.0% of the investors’ purchase price. The registration rights agreement provides that such liquidated damages may be payable either in cash or in additional shares of our common stock, valued for such purpose at 120% of the volume weighted average price of our common stock for the 10 trading days prior to payment. As of May 11, 2007, we were required to pay liquidated damages to the investors who participated in the October 2006 private placement in an amount equal to 6.0% of the investors’ purchase price as a result of delays in responding to SEC comments regarding the registration statement and delays in causing the registration statement to be declared effective by the SEC. In the event that the registration statement is not declared effective by the SEC on or prior to May 21, 2007, or if we fail to satisfy any of the other covenants discussed above, we will be required to pay additional liquidated damages to the investors in an additional amount not to exceed 4.0% of the investors’ purchase price, which liquidated damages may be payable either in cash or in additional shares of our common stock.

The net proceeds from the October 2006 private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the private placement, we paid HPC Capital Management Corp., the exclusive placement agent for the private placement, cash compensation of 8% of the gross proceeds of the private placement and a five-year warrant to purchase up to 416,667 shares of our common stock, at an initial exercise price of $1.08. At the closing of the private placement, we also paid Brookstreet Securities Corporation cash compensation of 5% of the gross proceeds of the private placement and a five-year warrant to purchase up to 208,334 shares of our common stock, at an initial exercise price of $1.08, as required by the terms of our placement agency agreement, as amended, with Brookstreet Securities Corporation.

Following is the summary of warrants issued as part of the October 2006 private placement:

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

	A	B	C

Risk free rate of return	4.5%	4.88%	4.5%
Volatility	42.68%	42.68%	42.68%
Dividend yield	0%	0%	0%
Expected life in years	5	0.5	5

The fair value of the warrants issued to agents was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68% dividend yield of 0% and expected life of five years.

On October 27, 2006, we issued 80,000 shares of our common stock to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares were recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement and charged to operations.

On October 27, 2006, we issued 7,500 shares of our common stock to George Mottel as a bonus for meeting performance goals. These shares were recorded at fair value of $8,700, which is based on the price of our stock on the date the shares were issued and charged to operations.

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

On May 4, 2007, we entered into a $4,000,000 common stock purchase agreement with Vision Opportunity Master Fund, Ltd., a qualified institutional investment firm and previous investor in the Company. Under the agreement, Vision funded $1,000,000 on May 10, 2007 (the effective date of the agreement), purchasing 1,666,667 shares of Foldera’s common stock at $0.60 per share. Vision has the option, but not the obligation, to purchase an additional $3,000,000, or up to 5,000,000 shares of our common stock, through July 31, 2007, at a fixed price of $0.60 per share.

As part of the financing transaction, Foldera and Vision agreed to cancel the three outstanding warrants held by Vision from its previous financing in October 2006. Additionally, the Company agreed to issue a new warrant, with an exercise price of $0.60 per share, to purchase 5,401,235 shares of Foldera’s common stock.

Finally, pursuant to the anti-dilution provisions in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. to $0.60 per share from $1.75 per share and increased the number of shares underlying such warrant from 231,481 to 675,152, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.60 per share from $1.08 per share and increased the number of shares underlying such warrant from 416,667 to 750,000.

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

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●  adverse economic conditions,

●  inability to raise sufficient additional capital to operate our business,

●  unexpected costs, lower than expected sales and revenues, and operating defects,

●  adverse results of any legal proceedings,

●  the volatility of our operating results and financial condition,

●  inability to attract or retain qualified senior management personnel, and

●  other specific risks that may be referred to in this report.

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

ITEM 7. FINANCIAL STATEMENTS

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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 31, 2007:

Name	Age	Position
Richard Lusk	51	Chief Executive Officer, President and Director
Suyen Castellon	33	Secretary and Director
Reid Dabney	55	Senior Vice President and Chief Financial Officer
David Madison	49	Senior Vice President - Product Strategy
Daniel O’Shea	25	Senior Vice President and Chief Technology Officer
Oliver Starr	38	Senior Vice President and Chief Mobility Officer
J. Michael Arrington	36	Director
Simon J. Aspinall	39	Director
Danilo Cacciamatta	61	Director

________________

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

Compensation of Directors

We reimburse our directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our employee directors. Our non-employee directors have historically received annual cash compensation of $30,000 per annum and have been eligible to receive stock options under our 2005 Stock Option Plan. Mr. Arrington served on the Board for eight months under these terms and received $20,000 in cash payments during 2006. Messrs. Aspinall and Cacciamatta served on the Board for less than one month in 2006 and received no cash payments for such service. Beginning in January 2007, our non-employee directors have agreed to forego receiving cash compensation.

The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2006.
Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Michael Arrington	$20,000						$20,000
Simon J. Aspinall	-						-
Danilo Cacciamatta	-						-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 31, 2007, by:

•	each person who is known by us to beneficially own 5% or more of the outstanding shares of our common stock,

•	each of our directors and executive officers named in the Summary Compensation Table appearing on page 14, and

•	all of our directors and executive officers as a group.

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

The address of each of the persons listed below is c/o Foldera, Inc., 17011 Beach Blvd., Suite 1500, Huntington Beach, California 92647.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard Lusk	54,109,884	47.7%
Suyen Castellon	54,109,884	47.7%
Reid Dabney	566,671	*
Daniel O’Shea	3,335,877	2.9%
Oliver Starr	188,888	*
J. Michael Arrington	--	*
David Madison	--	*
Simon Aspinall	--	*
Danilo Cacciamatta	--	*
All directors and executive officers as a group (9 persons)	59,520,754	51.3%
_____________________________

* Less than 1% of outstanding shares.

(1)
Based upon 113,099,548 shares of common stock outstanding on April 30, 2007, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and 3,036,098 officer and director stock options vested and in the money as of April 30, 2007. Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of the date of this report by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

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

Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	7,741,668	$0.51	4,258,332
Equity compensation plans not approved by security holders	--	--	--
Total	7,741,668	$0.51	4,258,332

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Taskport issued a total of 3,250,000 shares of common stock to Richard Lusk as compensation in lieu of cash for his services through December 31, 2005.

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and as part of the agreement issued to Mr. Dash 200,000 shares of common stock upon commencement of service in 2004, and 200,000 shares upon the beta launch of our product in November 2004, 300,000 shares upon TI’s receipt of at least $3,000,000 of financing in October 2005 and agreed to issue up to an additional 500,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful production launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the year ended December 31, 2006, the Company paid $120,000 to Jnan Dash pursuant to the above agreement and on June 19, 2006, the Company issued 300,000 shares of common stock upon the production launch of our product, as referred to in note 5. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved. The $120,000 cash paid during the year and the $882,000 fair value of the shares were charged to operations.

We ceased paying Mr. Dash the monthly fee as of February 2006 but will issue 200,000 shares when we reach the final milestone as per the agreement.

In March 2005, Taskport entered into an engagement agreement with CFO911 pursuant to which CFO911 agreed to provide services to Taskport including assistance in completing Taskport’s business plan and performing due diligence on Taskport’s financial projections for reasonableness and accuracy from a financial investor’s perspective. We agreed to pay CFO911 a total of $10,000 for these services. We also engaged CFO911 to perform other services, including assistance in connection with our proposed reverse merger with a company whose shares trade on the OTC Bulletin Board, for which CFO911 was compensated in cash and received 300,000 shares of Taskport’s common stock. These shares were recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered. Reid Dabney, Foldera’s Chief Financial Officer, is associated with CFO911.

Reid Dabney is the brother of Neil Dabney, who is associated with Brookstreet Securities Corporation, the placement agent of our August 2005, February 2006, August 2006 and October 2006 private placements. Reid Dabney received no fees or other compensation whatsoever in connection with that private placement.

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

ITEM 13. EXHIBITS.

(a) Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 6, 2006, by and among Expert Systems, Inc., EXSI Acquisition Corp and Taskport, Inc. (2)
3.1	Certificate of Incorporation of Expert Systems, Inc. as filed with the Nevada Secretary of State on April 16, 2002 (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Expert Systems, Inc. changing its name to Foldera, Inc. filed with the Nevada Secretary of State on February 13, 2006 (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Foldera, Inc. filed with the Nevada Secretary of State (3)
3.4	By-Laws (1)
3.5	Amendment to Bylaws (4)
4.1	Registration Rights Agreement, dated August 15, 2005 (2)
4.2	Form of Warrant Agreement with Brookstreet Securities Corporation (2)
4.3	Trilogy Capital Warrant Agreement, dated February 13, 2006 (5)
4.4	Form of Equity Performance Group Warrant, dated February 13, 2006 (6)
4.5	Form of Warrant issued to St. George and Carnegie, dated May 31, 2005 (6)

4.6	Day and Campbell Warrant dated June 2005 (6)
4.7	Form of Warrant (7)
10.1	Form of Subscription Agreement (7)
10.2	Form of Indemnification Agreement, dated as of April 1, 2006 (6)
10.3	2005 Stock Option Plan (4)
10.4	Dash Consulting Agreement, dated March 24, 2004 (6)
10.5	CFO911 Agreement, dated March 7, 2005 (6)
14.1	Code of Business Conduct and Ethics (6)
14.2	Code of Ethics for CEO and Senior Financial Officers* (8)
21.1	Subsidiaries of Foldera, Inc.* (8)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Audit Committee Charter (9)
99.2	Compensation Committee Charter (9)
99.3	Nominations and Corporate Governance Charter (9)
______________________
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

(7) Incorporated herein by reference to registrant’s Form 8-K filed on August 22, 2006.

(8) Incorporated herein by reference to registrant’s Form 10-KSB filed on April 13, 2007.

(9) Incorporated herein by reference to registrant’s Form 8-K filed on December 12, 2006.

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

Dated: May 14, 2007	FOLDERA, INC.

	By:	/s/ Richard Lusk
Richard Lusk
President, Chief Executive Officer and Director (principal executive officer)

Dated: May 14, 2007	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Lusk Richard Lusk	President, Chief Executive Officer and Director	May 14, 2007

/s/ Suyen Castellon Suyen Castellon	Secretary and Director	May 14, 2007

/s/ Reid Dabney Reid Dabney	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	May 14, 2007

/s/ J. Michael Arrington J. Michael Arrington	Director	May 14, 2007

/s/ Simon J. Aspinall Simon J. Aspinall	Director	May 14, 2007

/s/ Danilo Cacciamatta Danilo Cacciamatta	Director	May 14, 2007

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

As discussed in note 11, the financial statements for the years ended December 31, 2006 and 2005 have been restated.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 30, 2006, except for note 2, 6, 7, 9, 10 & 11 are as of May 10, 2007.

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet - Restated
As of December 31, 2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$5,767,356
Prepaid expenses and other current assets	298,745
TOTAL CURRENT ASSETS	6,066,101

CERTIFICATE OF DEPOSIT - RESTRICTED	67,059

PROPERTY AND EQUIPMENT	1,691,606

SECURITY DEPOSIT	34,327
$7,859,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$886,397
Registration rights liability	450,000
Shares to be issued as penalty shares	326,657
Current portion of capital lease obligations	86,680
TOTAL CURRENT LIABILITIES	1,749,734

CAPITAL LEASE OBLIGATIONS, net	122,467

COMMITMENTS	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
110,803,196 shares issued and outstanding	110,803
Additional paid in capital	26,997,588
Shares to be issued for cash	8,334
Deferred expense - warrants	(234,713)
Deficit accumulated during development stage	(20,895,120)
TOTAL STOCKHOLDERS' EQUITY	5,986,892
$7,859,093

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations - Restated

			Cumulative from
			December 3, 2001
	For the Years Ended December 31		(inception) to
	2006	2005	2006

NET SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	12,181,963	3,087,118	20,419,489

OPERATING LOSS	(12,181,963)	(3,087,118)	(20,419,489)

OTHER INCOME/EXPENSE
Other Income	(7,158)	-	(2,666)
Interest income	(141,463)	(5,240)	(146,703)
TOTAL OTHER INCOME	(148,621)	(5,240)	(149,369)

NET LOSS	$(12,033,342)	$(3,081,878)	$(20,270,120)

LOSS PER SHARE - BASIC AND DILUTED	$(0.12)	$(0.05)

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	101,257,688	65,091,552

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) - Restated
For the Period from December 3, 2001 (inception) to December 31, 2006

	Common stock		Additional paid in	Shares to be	Deferred expenses	Deficit accumulated during the development	Total stockholder's equity/(deficit)
	Shares	Amount	capital	issued		stage
Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-

Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss						(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss						(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	999,727	-	(234,713)	-	765,014
Issuance of stock options for services	-	-	8,039	-	-	-	8,039
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	1,077,201	-	-	-	1,077,201
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	$110,803	$26,997,588	$8,334	$(234,713)	$(20,895,120)	$5,986,892

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows - Restated

			Cumulative from
			December 3, 2001
	For the Years Ended December 31,		(inception) to
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,033,342)	$(3,081,878)	$(20,270,120)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	520,906	115,873	652,799
Loss on settlement of debt	-	64,022	64,022
Impairment of property & equipment	-	9,533	9,533
Issuance of employee stock options for compensation	1,077,201	421,029	3,253,872
Issuance of shares for services	1,245,485	568,180	3,272,993
Issuance of warrants for services	765,014	-	765,014
Issuance of stock options for services	8,039	-	8,039
Shares to be issued as penalty shares	326,657	(11,151)	326,657
Changes in assets and liabilities:
Prepaid expenses and other current assets	(241,910)	(56,835)	(298,745)
Deposits	(5,129)	(96,257)	(101,386)
Accounts payable, accrued expenses and other liabilities	431,211	87,851	764,929
Registration rights liability	450,000	-	450,000
Total adjustments	4,577,474	1,102,245	9,167,727
NET CASH USED IN OPERATING ACTIVITIES	(7,455,868)	(1,979,633)	(11,102,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,295,375)	(517,309)	(1,861,077)
Cash received as part of merger	(1,110)	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(1,296,485)	(517,309)	(1,862,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash, net	9,787,730	7,414,905	18,928,416
Cost of raising capital	(524,858)		(524,858)
Receipts from exercise of warrants	554,646	-	554,646
Payments to related parties	(2,000)	-	-
Payments for leased equipment	(121,854)	(102,518)	(226,268)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,693,664	7,312,387	18,731,936

NET INCREASE IN CASH & CASH EQUIVALENT	941,311	4,815,445	5,767,356

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	4,826,045	10,600	-

CASH & CASH EQUIVALENT- END OF PERIOD	$5,767,356	$4,826,045	$5,767,356

SUPPLEMENTAL INFORMATION:
Taxes	$800	$800
Interest expense	$15,552	$294

NON-CASH INVESTING & FINANCING ACTIVITIES:
The Company issued 8,559,600 shares as part of recapitalization are not included in the Statement of cash flows for the year ended December 31, 2006.

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

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the year ended December 31, 2006 include both Foldera, Inc. (from the acquisition date) and TI (for the full period), while the historical results prior to the acquisition date only include TI. Additionally, all historical share count and per share information has been adjusted for the Company’s 4-for-1 forward stock split that became effective on May 16, 2006.

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

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Note 2. Summary of Significant Accounting Policies - Restated

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

The Company also adopted FAS 142, “Goodwill and Other Intangible Assets,” which recognizes impairment testing for those long-lived assets that are not subject to amortization. The Company currently does not have any long-lived assets that are not amortized. However, the Company does perform periodic impairment tests of all long-lived assets.

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

Basic and diluted (loss) income per common share is computed as follows:

	Years Ended December 31,
	2006			2005
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	(Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(12,033,342)	101,257,688	$(0.12)	$(3,081,878)	65,091,552	$(0.05)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
(Loss) income available to common stockholders	$(12,033,342)	101,257,688	$(0.12)	$(3,081,878)	65,091,552	$(0.05)

Potentially dilutive shares include:

	2006	2005

Warrants outstanding	18,425,192	2,089,280

Stock options outstanding	7,741,668	-

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS No. 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107   (SAB 107) to provide guidance on SFAS No. 123-R. The Company has applied SAB 107 in its adoption of SFAS No. 123-R.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements
The Company adopted SFAS No. 123-R on January 1, 2006 using the modified prospective transition method as of and for the year ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123-R.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company management is currently evaluating the effect of this pronouncement on financial statements.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

In March 2006, FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”   with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets and, therefore, the statement will not have any impact on the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company currently does not have any derivative instruments requiring bifurcation and, therefore, this statement will not have any impact on the financial statements.

 In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its results of operations and financial position.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $12,033,342 and $3,081,878 as of December 31, 2006 and December 31, 2005, respectively. Negative cash flows from the operations of $7,455,868 and $1,979,633 were noted for the years ended December 31, 2006 and December 31, 2005, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2007; however, the Company does not anticipate having significant revenue from operations until the third or fourth quarter of 2007 and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we have made the following contingency plans for reducing operating expenses during the next twelve months:

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

•
We are considering reducing payroll and payroll related costs by approximately $65,000 a month by outsourcing a portion of our software development work to India. We are currently negotiating a contract with a software development company in India and the transition is currently in progress. We anticipate making a final decision on implementing this portion of our contingency plan by the end of June 2007.

•	We have terminated our relationship with two consultants, which is expected to save us approximately $20,000 a month.

•	We are considering reducing our investor relations related expenses by approximately $15,000 a month.

•	We have eliminated the $2,500 cash payment to the independent members of our board of directors until we are on a cash flow breakeven basis.

•	We anticipate total cash savings of approximately $100,000 a month.

The Company plans to continue actively seeking additional funding opportunities and plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

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

Specifically, the Company has a recorded penalty shares expense of $326,657 as shares to be issued based on its third private placement registration rights agreement and $450,000 as liquidated damages based on its fourth private placement registration rights agreement.

Note 5. Related-Party Transactions

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, TI’s Chief Technology Evangelist, pursuant to which TI agreed to pay him a fee of $10,000 per month commencing upon receipt by TI of at least $3,000,000 of financing, and, as part of the agreement to issue to Mr. Dash 200,000 shares of common stock upon commencement of service in 2004, and 200,000 shares upon the beta launch of our product in November 2004, 300,000 shares upon TI’s receipt of at least $3,000,000 of financing in October 2005 and agreed to issue up to an additional 500,000 shares in increments upon achievement by TI of certain milestones pertaining to the successful expanded beta launch of the TI service and the receipt of subscriptions from 1,000,000 users of the TI service. The agreement may be terminated at any time by either party. During the year ended December 31, 2006, the Company paid $120,000 to Jnan Dash pursuant to the above agreement and on June 19, 2006, the Company issued 300,000 shares of common stock upon the expanded beta launch of our product. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved. The $120,000 cash paid during the year and the $882,000 fair value of the shares were charged to operations.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

The Company entered into a reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO911. These shares were recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

The Company has entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company’s certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 6. Stockholders’ Equity - Restated

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

1.
Following is the summary of stock issuances from January 2006 through December 31, 2006:

We sold 4,328,000 shares of our common stock to accredited investors in the second private placement offering, and Brookstreet Securities Corporation acted as placement agent. The cash proceeds for the issuance of shares, net of offering costs of $289,181, amounted to $1,874,819 in the second private placement. Following the closing of our second private placement offering in February 2006, we issued five-year warrants to the placement agent to purchase 1,228,860 shares of our common stock at a price of $0.25 per share and 2,551,424 shares of our common stock at a price of $0.50 per share. The proceeds from the issuance of the 4,328,000 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years.

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

 Subsequent closings of this private placement (the “August 2006 private placement”) occurred on August 25, 2006 and August 29, 2006. In the August 2006 private placement, we issued an aggregate of 1,957,917 shares of our common stock at a purchase price of $2.25 per share, for gross proceeds of $4,405,315.25, and three-year warrants to purchase up to a maximum of 978,959 shares of our common stock at an exercise price of $2.25 per share. The net proceeds from the August 2006 private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the August 2006 private placement, we paid Brookstreet cash compensation of 13% of the gross proceeds of the August 2006 private placement or $572,690 and a three-year warrant to purchase 293,687 shares of our common stock at an initial exercise price of $2.25 per share. The proceeds from the issuance of the 1,957,917 shares were recorded net of the fair value of the warrants and the placement agent’s commission and expenses. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.75%, volatility of 42.68% dividend yield of 0% and expected life of three years.

On October 19, 2006, we completed a private placement to two institutional accredited investors of 4,166,667 shares of our common stock at a purchase price of $1.08 per share, for gross proceeds of $4,500,000.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

The October 2006 private placement constituted an Additional Issuance for purposes of our price-protection commitment to the investors who participated in the August 2006 private placement. Accordingly, we issued to those investors an aggregate of 2,121,079 additional shares of our common stock on November 8, 2006 and warrants to purchase an additional 1,060,536 shares of our common stock at an exercise price of $1.75 on November 9, 2006. We issued 2,121,079 additional shares of our common stock because such investors would have received an aggregate of 4,078,996 shares if the purchase price in the August 2006 private placement was reduced from $2.25 per share to $1.08 per share, and we issued warrants to purchase an additional 1,060,536 shares of our common stock to provide such investors with fifty percent (50%) warrant coverage based on the as-adjusted total number of shares issued in the August 2006 private placement. In addition, we reset the exercise price of the outstanding warrants held by those investors from $2.25 per share to $1.75 per share.

As a result of the issuance of additional shares of our common stock to the investors who participated in the August 2006 private placement at an effective purchase price of $1.08 per share, we issued to Brookstreet on November 15, 2006 warrants to purchase an additional 318,162 shares of our common stock at an exercise price of $1.08 per share, and reset the exercise price of the outstanding warrants held by Brookstreet from $2.25 per share to $1.08 per share, as required by the terms of our placement agency agreement with Brookstreet. Pursuant to this placement agency agreement, Brookstreet was entitled to receive warrants to purchase an aggregate of fifteen percent (15%) of the total number of shares issued in the August 2006 private placement at a per share exercise price equal to the price per share paid for our shares of common stock in the August 2006 private placement.

The proceeds from the issuance of the 4,078,996 shares ultimately issued during our August 2006 private placement were recorded net of the fair value of the warrants and the placement agent’s commission and expenses.

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

	A	B	C

risk free rate of return	4.5%	4.88%	4.5%
volatility	42.68%	42.68%	42.68%
dividend yield	0%	0%	0%
expected life in years	5	0.5	5

The fair value of the warrants issued to agents was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68% dividend yield of 0% and expected life of five years.

2.
On February 13, 2006, the Company issued 300,000 shares to CFO911 as part of its reverse merger and according to the terms of agreement with CFO911, as referred to in note 5. These shares were recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

3.
On February 13, 2006, the Company issued 8,559,600 shares of its common stock and paid transaction costs of $175,000 in cash to Expert Systems Inc., as a result of the recapitalization. These shares were recorded at the carrying value of net assets acquired.

4.
On February 13, 2006, the Company issued 2,900,000 warrants at the exercise price of $0.50 with a five-year term to an outside service provider for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $635,331 is being amortized over the life of the service contract. As of December 31, 2006 the Company had expensed a total of $400,618 and deferred $234,713.

5.
On February 13, 2006, the Company issued 120,000 warrants at the exercise price of $0.50 with a five-year term to an outside service provider for investor relations and marketing services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $26,290 was charged to operations during the year ended December 31, 2006.

6.
On February 13, 2006, the Company issued 8,700,000 options to employees and 200,000 options to outside consultants. The fair value of the options was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.0%, volatility of 42.68%, dividend yield of 0% and expected life of 6 years and the options vest over a period of three years. During the year ended December 31, 2006, 3,893,871 of the options granted to employees vested and the Company recorded $545,273 in expense related to these options. 33,333 of the options granted to the consultants were vested as of December 31, 2006 and the Company recorded $4,290 in expenses related to these options.

7.
On February 15, 2006, the Company issued 340,000 warrants at the exercise price of $0.50 with a five-year term to St. George & Carnegie, an outside provider of legal services. The fair value of the warrants was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 42.68%, dividend yield of 0% and expected life of five years. The fair value of the warrants of $201,511 has been expensed in the year ended December 31, 2006.

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

11.	On July 24, 2006, Brookstreet Securities, an outside provider of investment banking services, exercised 409,620 warrants at an exercise price of $0.25 per share.

12.	On August 8, 2006, the Company issued 4,000 shares to Ms. M. Garcia. Funds from Ms. Garcia had previously been received by the Company.

13.	On August 24, 2006, Mr. Schmitt, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

14.	On September 12, 2006, the Equity Performance Group, an outside investor relations consultant, exercised 90,000 warrants at an exercise price of $0.50 per share.

15.	On September 30, 2006, an employee exercised 6,667 options at an exercise price of $0.50 per share.

16.	On October 9, 2006, Mr. Frost, an affiliate of Brookstreet, exercised 12,600 warrants at an exercise price of $0.50 per share.

17.	On October 13, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

18.	On October 13, 2006, Mr. Olson, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

19.	On October 13, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

20.
On October 27, 2006, we issued 80,000 shares of our common stock to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares were recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement and charged to operations.

21.
On October 27, 2006, we issued 7,500 shares of our common stock to George Mottel as a bonus for meeting performance goals. These shares were recorded at fair value of $8,700, which is based on the price of our stock on the date the shares were issued and charged to operations.

22.	On November 7, 2006, Corporate Communications Network, an outside investor relations consultant, exercised 300,000 warrants at an exercise price of $0.50 per share.

23.
On November 9, 2006, a Brookstreet broker requested a cashless exercise of 387,620 warrants at an exercise price of $0.50 per share. Based on the formula provided in the agreement, the broker received a total of 320,789 shares.

24.	On November 10, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 30,000 warrants at an exercise price of $0.50 per share.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

25.	On November 10, 2006, Mr. Cruz, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 28,000 warrants at an exercise price of $0.50 per share.

26.	On November 30, 2006, Newport Capital, an affiliate of Corporate Communications Network, an outside investor relations consultant, exercised 100,000 warrants at an exercise price of $0.50 per share.

27.	On November 30, 2006, Trilogy Capital Partners, an outside investor relations consultant, exercised 70,000 warrants at an exercise price of $0.50 per share.

28.	On November 30, 2006, Mr. Briggs, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

29.	On December 5, 2006, MBA Holdings, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 25,000 warrants at an exercise price of $0.50 per share.

30.	On December 12, 2006, a Brookstreet broker exercised 41,704 warrants at an exercise price of $0.50 per share.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$700,365	2,089,280
Granted		18,055,456
Exercised		1,652,713
Cancelled		66,831
Outstanding at December 31, 2006	$-	18,425,192

Outstanding Warrants
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.0625-$2.25	18,425,192	4.1 years	$1.09

All outstanding warrants were exercisable as of December 31, 2006.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Note 7. Stock-Based Compensation - Restated

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan and no additional options have been granted since that date but the Board is considering the grant of approximately 3,080,000 options to meet the contractual obligations of the optionees. During the year ended December 31, 2006, 1,151,665 options were forfeited and 6,667 options were exercised. As of December 31, 2006, 7,741,668 options were outstanding and 4,251,665 options were available for future option grants.

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

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $1,077,201, or $(0.01) per basic and fully diluted share in the year ended December 31, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $1,077,201 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31, 2005 no expense was recorded as the Company did not have any stock options awarded during that period.

During the year ended December 31, 2006, 200,000 stock options were granted to consultants. 33,333 of these options were vested as of December 31, 2006 and the Company recorded $8,039 in expenses related to these options.

During the year ended December 31, 2005, no stock options were granted or vested to consultants.

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Methods of Estimating Fair Value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123-R (i.e., SFAS No. 123-R Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

Expected volatility	42.68%
Expected life in years	6 years
Risk free interest rate	4.6%
Dividend yield	0%
Wt. average grant date fair value	$0.24

The Company adopted SFAS No. 123-R as of December 15, 2005 and as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. Foldera completed its reverse merger on February 13, 2006 and as such, became a publicly traded company at that time. Although the Company initially used a diminimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Option formula, and could do so for grants prior to the adoption of SFAS No. 123-R, given the low trading volume in the Company's stock, the Company now believes that utilizing an appropriate industry sector index will more accurately reflect the value and the cost of the stock option and warrant grants.

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. Foldera has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index is 42.68% and has been applied in the Black- Scholes Option Pricing formula.

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

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2005		$0	0
Granted	$0.51		8,900,000
Forfeited	0.50		1,151,665
Exercised	0.50		6,667
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price

$0.50-$0.55	7,741,668	5.8 years	$0.51	5.8 years	3,927,207	$0.51

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

The total compensation cost not yet recognized related to non-vested stock options is $1,024,686, which is expected to be recognized over a period of 1.5 years.

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

The gross deferred tax asset balance as of December 31, 2006 is $6,756,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at December 31, 2006 are as follows:

	2006	2005
Net operating loss	$6,756,000	$3,545,000
Less valuation allowance	(6,756,000	(3,545,000)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	2006	2005
Tax expense (credit) at statutory rate-federal	(34)%	(34%)
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Note 9. Commitments - Restated

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
	$122,468

(d)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist is also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January 2007. The Company is no longer obligated to pay the monthly consulting fee, but will issue 200,000 shares of its common stock when it reaches the final milestone as per the agreement.

In March 2005, the Company, through TI, entered into an engagement agreement with CFO911 pursuant to which CFO911 agreed to provide services to TI including assistance in completing TI’s business plan and performing due diligence on TI’s financial projections for reasonableness and accuracy from a financial investor’s perspective. The Company agreed to pay CFO911 a total of $10,000 for these services and to issue CFO911 300,000 shares of common stock if the Company went public. The Company may engage CFO911 to perform other services. The Company entered into a reverse merger transaction which was approved by the majority of the Company’s shareholders on February 13, 2006. This event triggered the issuance of 300,000 shares of common stock to CFO911. These shares were recorded at fair value of $150,000, which is based on the price of shares issued close to the date of services rendered and charged to operations.

On February 13, 2006, the Company entered into an investor relations consulting agreement with the Equity Performance Group. Under the terms of agreement, Equity Performance agreed to render services related to investor relations and communications. The agreement was for a two and half month period and terminated on May 1, 2006. The Company paid the consultants $10,000 per month and issued warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were recorded at the fair value of $28,711 and charged to operations.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor’s awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $635,332. On October 3, 2006, the Company cancelled its investor relations consulting agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. (CCN) to provide similar services. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which are exercisable at $0.50 per share, to CCN. The Company has been expensing the fair value of these warrants over the term of the agreement. As of December 31, 2006, the Company has expensed $400,618 and the unamortized $234,713 amount of the warrants transferred to CCN appears in our December 31, 2006 Consolidated Balance Sheet as deferred expanse-warrants under Stockholders’ Equity.

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and to issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares to be issued on October 1, 2006 and the remaining 80,000 shares to be issued on April 1, 2007. 80,000 shares were issued on October 1, 2006 and these shares were recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement.

In June 2006, the Company entered into a one-month consulting contract with Joseph McCann for the purpose of advising the Company on business matters, including the development of relationships with strategic business partners. Pursuant to the contract, the Company agreed to issue Mr. McCann a total of 40,000 shares of common stock. On June 30, 2006, the Company issued 40,000 shares of common stock to Mr. McCann as compensation for services provided and the shares were recorded at the fair market value of $85,600, which is based on the price of our stock on the date the services were rendered and charged to operations.

Note 10. Subsequent events (Unaudited)

On May 4, 2007, we entered into a $4,000,000 common stock purchase agreement with Vision Opportunity Master Fund, Ltd., a qualified institutional investment firm and previous investor in the Company. Under the agreement, Vision funded $1,000,000 on May 10, 2007 (the effective date of the agreement), purchasing 1,666,667 shares of Foldera’s common stock at $0.60 per share. Vision has the option, but not the obligation, to purchase an additional $3,000,000, or up to 5,000,000 shares of our common stock, through July 31, 2007, at a fixed price of $0.60 per share.

As part of the financing transaction, Foldera and Vision agreed to cancel the three outstanding warrants held by Vision from its previous financing in October 2006. Additionally, the Company agreed to issue a new warrant, with an exercise price of $0.60 per share, to purchase 5,401,235 shares of Foldera’s common stock.

Finally, pursuant to the anti-dilution provisions in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. to $0.60 per share from $1.75 per share and increased the number of shares underlying such warrant from 231,481 to 675,152, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.60 per share from $1.08 per share and increased the number of shares underlying such warrant from 416,667 to 750,000.

On May 11, 2007, we issued to the investors who participated in the August 2006 private placement 407,899 additional shares of our common stock for no additional consideration. This additional issuance of shares was mandated by the terms of our subscription agreements with such investors as a result of delays in causing a registration statement covering the resale of shares of our common stock sold to such investors and shares of our common stock issuable upon exercise of related warrants to be declared effective by the SEC.

Note 11. Restatements

On May 3, 2007 the Company received comments from the SEC and subsequently determined to restate its previously filed financial statements for the year ended December 31, 2006, due to the following reasons:

1.
The Company used a volatility rate of .001% based on internal history and a discount rate of 5.01% to calculate the fair value of employee and consultant stock options. The Company revised its calculation based on the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index is 42.68% and has been applied in the Black Scholes formula. The Company also is using a 4.6% discount rate for the expected 6-year life of the options.

2.
The Company used a volatility rate of .001% based on internal history and a discount rate of 5.01% to calculate the fair value of certain warrants issued to consultants. The Company revised its calculation based on the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index is 42.68% and has been applied in the Black Scholes formula. The Company also is using a 4.5% discount rate for five-year warrants and 4.75% for three-year warrants.

The effect of the restatements is as follows:

BALANCE SHEET:	REPORTED	RESTATED
STOCKHOLDERS’ EQUITY:
Additional paid in capital	$25,979,161	$26,997,588
Deferred expense - warrants	$(132,312)	$(234,716)
Deficit accumulated during development stage	$(19,979,094)	$(20,895,120)

STATEMENTS OF OPERATION:	REPORTED	RESTATED
OPERATING EXPENSES
General and Administrative
Year Ended December 31, 2006	$11,265,937	$12,181,963
Cumulative from December 3, 2001 to December 31, 2006	$19,503,463	$20,419,489

OPERATING LOSS
Year Ended December 31, 2006	$(11,265,937)	$(12,181,963)
Cumulative from December 3, 2001 to December 31, 2006	$(19,503,463)	$(20,419,489)

NET LOSS
Year Ended December 31, 2006	$(11,117,316)	$(12,033,342)
Cumulative from December 3, 2001 to December 31, 2006	$(19,354,094)	$(20,270,120)

NET LOSS PER SHARE - BASIC AND DILUTED
Year Ended December 31, 2006	$(0.11)	$(0.12)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	REPORTED	RESTATED
Issuance of warrants for services
Additional paid in capital	$516,977	$999,727
Deferred expenses	$(132,312)	$(234,713)
Total stockholders’ equity/(deficit)	$384,665	$765,014

Issuance of stock options for services
Additional paid in capital	$4,290	$8,039
Total stockholders’ equity/(deficit)	$4,290	$8,039

Issuance of stock options for compensation
Additional paid in capital	$545,273	$1,077,201
Total stockholders’ equity/(deficit)	$545,273	$1,077,201

Net Loss
Deficit accumulated during the development stage	$(11,117,316)	$(12,033,342)
Total stockholders’ equity/(deficit)	$(11,117,316)	$(12,033,342)

STATEMENTS OF CASH FLOWS	REPORTED	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Year Ended December 2006	$(11,117,316)	$(12,033,342)
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2006	$(19,354,094)	$(20,270,120)

Issuance of employee stock options for compensation
Year Ended December 2006	$545,273	$1,077,201
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2006	$2,721,944	$3,253,872

Issuance of warrants for service
Year Ended December 2006	$384,665	$765,014
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2006	$384,665	$765,014

Issuance of stock options for service
Year Ended December 2006	$4,290	$8,039
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2006	$4,290	$8,039

Total adjustments
Year Ended December 2006	$3,331,448	$4,577,474
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2006	$8,251,701	$9,167,727

On January 2, 2007 the Company received comments from the SEC and subsequently determined to restate its previously filed financial statements for the year ended December 31, 2005, due to the following reasons.

1.	The Company reclassified deemed dividend of $625,000 to non-cash in the statement of cash flows.
2.	The Company retroactively restated the number of shares based on its forward stock split of 4:1 effective May 16, 2006.
3.	The Company’s increased its authorized capital to 250,000,000 from 100,000,000 and its par value of common shares to $0.001 from $0.0001

The effect of the restatements is as follows:

BALANCE SHEET:	REPORTED	RESTATED
STOCKHOLDERS’ EQUITY:
Par value	$0.0001	$$	0.001
Authorized shares	100,000,000		250,000,000
Outstanding shares	21,821,428		87,285,720
Common stock	$2,182		$87,286
Additional paid in capital	$13,967,684		$13,882,580

STATEMENTS OF OPERATION:	REPORTED		RESTATED
Loss per share - basic and diluted - 2005	$(0.19)		$(0.05)
Loss per share - basic and diluted - 2004	$(0.19)		$(0.05)
Loss per share - basic and diluted - cumulative	$(0.69)		$(0.17)
Basic weighted average number of shares outstanding - 2005	16,272,888		65,091,552
Basic weighted average number of shares outstanding - 2004	13,920,559		55,682,236
Basic weighted average number of shares outstanding - cumulative	12,898,151		51,592,604

STATEMENTS OF CASH FLOWS	REPORTED		RESTATED
Cumulative from Dec. 3, 2001 (inception) to Dec. 31, 2005
Net Loss	$(8,861,778)		$(8,236,778)
Total adjustment	$5,218,292		$4,593,292