Form 10QSB
period 2007-03-31
FOLDERA, INC
filed 2007-05-15
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  333-118799

FOLDERA, INC.
(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17011 Beach Blvd., Suite 1500
Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2007, 113,106,215 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒.

Foldera, Inc.

March 31, 2007 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at March 31, 2007	2

Unaudited Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to March 31, 2007	3

Unaudited Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to March 31, 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	24

Part II Other Information	25

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Part I Financial Information
Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of March 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,870,181
Prepaid expenses and other current assets	180,336
TOTAL CURRENT ASSETS	4,050,517

CERTIFICATE OF DEPOSIT - RESTRICTED	67,249

PROPERTY AND EQUIPMENT, net	1,635,372

SECURITY DEPOSIT	34,327
$5,787,465

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$686,018
Registration rights liability	540,986
Shares to be issued as penalty shares	326,657
Current portion of capital lease obligations	116,836
TOTAL CURRENT LIABILITIES	1,670,497

CAPITAL LEASE OBLIGATIONS, net	170,512

COMMITMENTS	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
113,049,548 shares issued and outstanding	113,049
Additional paid in capital	27,398,754
Shares to be issued for cash	3,334
Deferred expense - warrants	(164,299)
Deficit accumulated during development stage	(23,404,382)
TOTAL STOCKHOLDERS' EQUITY	3,946,456
$5,787,465

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative From
	For the Three Month Periods Ended		December 3, 2001
	March 31,		(inception) to
	2007	2006	March 31, 2007

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,558,811	1,830,982	22,978,300

OPERATING LOSS	(2,558,811)	(1,830,982)	(22,978,300)

OTHER INCOME/EXPENSE
Other Income	-	-	(2,666)
Interest income	(49,549)	(12,275)	(196,252)
TOTAL OTHER INCOME	(49,549)	(12,275)	(198,918)

NET LOSS	$(2,509,262)	$(1,818,707)	$(22,779,382)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	110,967,298	96,929,968

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to March 31, 2007
(Unaudited)

						Deficit
			Additional	Shares		accumulated during	Total
	Common stock		paid in	to be	Deferred	the development	stockholder's
	Shares	Amount	capital	issued	expenses	stage	equity/(deficit)

Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-

Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss						(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss						(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Registration rights penalties	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	110,803	26,997,588	8,334	(234,713)	(20,895,120)	5,986,892

Issuance of stock options for services	-	-	11,361	-	-	-	11,361
Issuance of stock options for compensation	-	-	193,969	-	-	-	193,969
Exercise of warrants for cash	172,000	172	77,828	-	-	-	78,000
Exercise of warrants cashless	25,072	25	(25)	-	-	-	-
Exercise of warrants against settlement of debt	2,049,280	2,049	118,033	-	-	-	120,082
Issuance of warrants for service	-	-	-	-	70,414	-	70,414
Issuance of shares	-	-	-	(5,000)	-	-	(5,000)
Net loss	-	-	-	-	-	(2,509,262)	(2,509,262)
Balance at March 31, 2007	113,049,548	$113,049	$27,398,754	$3,334	$(164,299)	$(23,404,382)	$3,946,456

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative From
	For The Three Month Periods Ended		December 3, 2001
	March 31,		(inception) to
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,509,262)	$(1,818,707)	$(22,779,382)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	196,218	80,080	849,017
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	-	-	9,533
Issuance of employee stock options for compensation	193,969	33,323	3,447,841
Issuance of shares for services	-	150,000	3,272,993
Issuance of warrants for services	70,414	235,737	835,428
Issuance of stock options for services	11,361	39,050	19,400
Shares to be issued as penalty shares	-	-	326,657
Changes in assets and liabilities:

Prepaid expenses and other current assets	118,411	(40,958)	(180,334)
Deposits	(190)	-	(101,576)
Accounts payable, accrued expenses and other liabilities	(80,297)	39,709	684,632
Registration rights liability	90,986	-	540,986
Total adjustments	600,872	536,941	9,768,599
NET CASH USED IN OPERATING ACTIVITIES	(1,908,390)	(1,281,766)	(13,010,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,533)	(514,968)	(1,888,610)
Cash received as part of merger	-	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(27,533)	(514,968)	(1,889,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash, net	-	1,800,115	18,928,416
Payments to shareholders of legal acquiree	-	(175,000)	-
Cost of raising capital	-	-	(524,858)
Receipts from exercise of warrants	73,000	-	627,646
Payments to related parties	-	(2,000)	-
Payments for leased equipment	(34,252)	(67,167)	(260,520)
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,748	1,555,948	18,770,684

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(1,897,175)	(240,786)	3,870,181

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	5,767,356	4,826,045	-

CASH & CASH EQUIVALENT- END OF PERIOD	$3,870,181	$4,585,259	$3,870,181

SUPPLEMENTAL INFORMATION:
Taxes	$-	$-
Interest expense	$98,027	$7,820

NON-CASH INVESTING & FINANCING ACTIVITIES:

a) The Company issued 8,559,600 shares as part of recapitalization effected on February 13, 2006.

b) The Company issued 2,049,280 shares for the exercise of warrants against settlement of debt during the quarter ended March 31, 2007.

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

The audited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Depreciation and Amortization

Property and equipment are being depreciated on the straight-line basis over the following estimated useful lives:

Machinery & equipment	2-5 years
Leasehold improvements	10 years
Furniture & fixture	5-7 years

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $197,197.

Depreciation and amortization expense for the three-month period ended March 31, 2007 and 2006 was $196,218 and $80,080, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of March 31, 2007:

Computer & equipment	$2,262,844
Furniture & fixtures	160,806
Software	60,739
Accumulated depreciation	(849,017)
Net fixed assets	$1,635,372

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At March 31, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Long-Lived Assets

Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets’ estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

The Company also adopted FAS 142, “Goodwill and Other Intangible Assets,” which recognizes impairment testing for those long-lived assets that are not subject to amortization. The Company currently does not have any long-lived assets that are not amortized. However, the Company does perform periodic impairment tests of all long-lived assets.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of March 31, 2007 and 2006 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Three Months Periods Ended March 31,
	2007			2006
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(2,509,262)	110,967,298	$(0.02)	$(1,818,707)	96,929,968	$(0.02)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(2,509,262)	110,967,298	$(0.02)	$(1,818,707)	96,929,968	$(0.02)

Potentially dilutive shares include:

	Three-Month Periods Ended March 31,
	2007	2006

Warrants outstanding	16,160,932	9,229,564

Stock options outstanding	7,741,668	8,900,000

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three month periods ended March 31, 2007 and 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

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

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets and, therefore, the statement will not have any impact on the financial statements.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $2,509,262 and $1,818,707 for the three-month periods ending March 31, 2007 and 2006, respectively. Negative cash flows from the operations of $1,908,390 and $1,281,766 were noted for the three month periods ended March 31, 2007 and 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2007; however, the Company does not anticipate having significant revenue from operations until the third or fourth quarter of 2007, and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of March 31, 2007.

Accounts payable	$108,241
Accrued vacation	331,565
Accrued wages	207,852
Professional fees	38,360
Total	$686,018

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

Through December 31, 2006 and up to the date of this report, we have been unable to meet the deadline to get our registration statement declared effective and we have, therefore, accrued the maximum penalties allowed under the agreements related to the private placements closed in August and October 2006 which started accruing on February 16, 2007.

Specifically, the Company has recorded a penalty shares expense of $326,657 as shares to be issued based on its August 2006 private placement registration rights agreement and $450,000 as liquidated damages plus $90,986 in interest based on its October 2006 private placement registration rights agreement as registration rights liability in the financial statements.

FOLDERA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 5. Related-Party Transactions

During the quarter ended March 31, 2007, the Company paid $10,000 to Jnan Dash, TI’s Chief Technology Evangelist pursuant to the agreement signed in March 2004. The agreement was terminated in January 2007. (See Note 8)

We ceased paying Mr. Dash the monthly fee as of February 2007 but will issue 200,000 shares when we reach the final milestone as per the agreement.

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

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Following is the summary of the Company’s equity-related transactions during the quarter ended March 31, 2007.

1.	On January 16, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

2.	On January 16, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

3.	On February 13, 2007, Mr. William Dabney, the father of our CFO, Mr. Reid Dabney, exercised 32,000 warrants at an exercise price of $0.25 per share.

4.
On February 16, 2006, a Brookstreet Securities broker requested a cashless exercise of 42,980 warrants at an exercise price of $0.50 per share. Based on the formula provided in the Brookstreet agreement, the broker received 25,072 shares.

5.	On February 22, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

6.	On March 20, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 20,000 warrants at an exercise price of $0.50 per share.

7.
On March 21, 2007, St. George and Carnegie, an outside legal consultant, exercised 2,049,280 warrants at an exercise price of $0.0625 per share. The Company settled $120,080 payable to St. George against exercise of warrants.

8.	On March 29, 2007 Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2006	$-	18,425,192
Granted		-
Exercised		2,246,352
Cancelled		17,908
Outstanding at March 31, 2007	$-	16,160,932

Outstanding Warrants
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.0625-$2.25	16,160,932	4 years	$1.20

All outstanding warrants were exercisable as of March 31, 2007.

Note 7. Stock-Based Compensation

Stock-Based Compensation Plan

The May 2005 Stock Option Plan (the “Plan”) gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights and restricted stock awards (collectively, “Awards”) to present and future employees of us and our affiliated companies. Outside directors, consultants and other advisors are also eligible to receive Awards under the Plan.

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

The board of directors or one of its committees will administer the Plan. If Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and Rule 16b-3 under the Securities Exchange Act of 1934, as amended, apply to us and the Plan, then each member of the board or committee, which must have at least two members, must meet the standards of independence necessary to be classified as an “outside director” for purposes of Section 162(m) of the Code and an outside director for the purposes of Rule 16b-3. Subject to the terms of the Plan, the committee will have complete authority and discretion to determine the terms of Awards.

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan and no additional options were granted since that date but the Board is considering the grant of approximately 3,080,000 options to meet the contractual obligations of the optionees. During the three-month period ended March 31, 2007, no options were forfeited or exercised. As of March 31, 2007, 7,741,668 options were outstanding and 4,258,332 options were available for future option grants.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the quarter ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The outstanding options as of December 31, 2006 and 2005 were 7,741,668 and zero respectively.

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

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $193,969 or $(0.00) per basic and fully diluted share in the three-month period ended March 31, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $193,969 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the three month period ended March 31, 2007, no stock options were granted to consultants. 80,556 of the 200,000 options granted to consultants during 2006 were vested as of March 31, 2007 and the Company recorded $11,361 in expenses related to these options for the three-month period ended March 31, 2007.

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

The Company adopted SFAS No. 123-R as of December 15, 2005 and as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. Foldera completed its reverse merger on February 13, 2006 and as such, became a publicly traded company at that time. Although the Company initially used a diminimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Option formula, and could do so for grants prior to the adoption of FAS 123-R, given the low trading volume in the Company’s stock, the Company believes that utilizing an appropriate industry sector index more accurately reflect the value and the cost of the stock option and warrant grants.

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

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2007	$0.46	$1,917,834	7,741,668

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price

$0.50-$0.55	7,741,668	5 years	$0.51	5 years	3,927,207	$0.51

FOLDERA, INC.
(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - December 31, 2006	3,814,464	$0.51	1.5 Years	$0.24
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested	752,771	-	-	-
Exercised	-	-	-	-
Non-vested - March 31, 2007	3,061,693	0.46	1.2 Years	$0.24

The total compensation cost not yet recognized related to non-vested stock options is $819,351, which is expected to be recognized over a period of 1.2 years.

Note 8. Commitments

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

(b)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $29,950 per month in rent under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,335 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $1,029 per month. The Company recognized $96,494 in office occupancy expenses for the three-month period ended March 31, 2007 compared to $86,378 for the same period in 2006.

(c)   Equipment Leases:

As of March 31, 2007, the Company had entered into capital leases with nine strategic vendors for the financing of computer equipment. The Company pays approximately $15,691 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2007	$110,074	239,432	$349,506
2008	106,735	$366,727	473,462
2009	73,623	375,819	449,442
2010	32,153	350,057	382,211
2011	29,474	-	29,474
Thereafter	-	-	-
	$352,059	$1,332,035	$1,684,095
Less: Amount representing interest	64,711
Present value of minimum lease payments	287,348
Less: Current portion	116,836
	$170,512

(d)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist is also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January, 2007. The Company is no longer obligated to pay the monthly consulting fee, but will issue 200,000 shares of its common stock when it reaches the final milestone as per the agreement.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $635,331 based on 42.68% volatility, 4.5% discount rate and 0% annual rate of quarterly dividends. On October 3, 2006, the Company cancelled its investor relations consulting agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. (CCN) to provide similar services. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which are exercisable at $0.50 per share, to CCN. The Company has been expensing the fair value of these warrants over the term of the agreement. During the quarter ended March 31, 2007 the Company expensed $70,414 and deferred $164,299 in the consolidated financial statements.

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

Note 9. Subsequent events

On May 10, 2007, we entered into a $4,000,000 common stock purchase agreement with Vision Opportunity Master Fund, Ltd., a qualified institutional investment firm and previous investor in the Company. Under the agreement, Vision funded $1,000,000 on May 10, 2007, purchasing 1,666,667 shares of Foldera’s common stock at $0.60 per share. Vision has the option, but not the obligation, to purchase an additional $3,000,000, or up to 5,000,000 shares of our common stock, through July 31, 2007, at a fixed price of $0.60 per share. Additionally, to induce Vision to enter into the Common Stock Purchase Agreement and to reduce potential dilution to our existing shareholders, Richard Lusk, our President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration, a total of 4,000,000 unregistered shares of our common stock

As part of the financing transaction, Foldera and Vision agreed to cancel the three outstanding warrants held by Vision from its previous financing in October 2006. Additionally, the Company agreed to issue a new warrant, with an exercise price of $0.60 per share, to purchase 5,401,235 shares of Foldera’s common stock.

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

We have not generated any revenues as of March 31, 2007 and so are considered a development stage company. We ended the first quarter of 2007 with $3.87 million of cash on our balance sheet. Given our current cash usage rate and our expectations to begin generating revenue during the beginning of the second quarter of 2007, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. To address the potential cash shortfall situation, the Company sold 1,666,667 of our common stock to the Vision Opportunity Master Fund on May 10, 2007 at $0.60 per share and received 982,837 net of $17,163 in expenses. Vision has the option to purchase an additional 5,000,000 shares of common stock at $0.60 per share. Additionally, to induce Vision to enter into the Common Stock Purchase Agreement and to reduce potential dilution to our existing shareholders, Richard Lusk, our President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration, a total of 4,000,000 unregistered shares of our common stock. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change since we released a more robust version of our product late in the first quarter of 2007 with commensurate revenue expected to be generated during the second quarter of 2007 (primarily, at least initially, through paid search). We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software product.

Due to the ongoing cost of operations and the uncertainty of generating enough revenues to cover those operating expenses, there is a probability that the Company will not remain a going concern without additional funding. See Note 2 to the accompanying financial statements, regarding going concern.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $197,197.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $67,249 held at a bank, which is shown as a certificate of deposit.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At March 31, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Long-Lived Assets. Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets’ estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

We also adopted FAS 142, “Goodwill and Other Intangible Assets” which recognizes impairment testing for those long-lived assets that are not subject to amortization. We currently do not have any long-lived assets that are not amortized. However, we do perform periodic impairment tests of all long-lived assets.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107   (SAB 107) to provide guidance on SFAS 123-R. We have applied SAB 107 in its adoption of SFAS 123-R.

We adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method as of and for the year ended December 31, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Please refer to Note 2, for additional Critical Accounting Policies.

Financial Condition and Results of Operations for the three-month period year ended March 31, 2007

We are a development stage company and have not yet generated any revenue and consequently have also not generated any gross profit.

Operating Expenses

Total operating expenses for the three-month period ended March 31, 2007 increased to $2,558,811, or $(0.02) per share, from $1,830,982, or $(0.02) per share, for the three-month period ended March 31, 2006. The overall increase in expenses of $727,829, or approximately 39.8% over the prior year period, is due to increases in payroll, employee option expense, depreciation, interest expense, investor relations, technical outsourcing, hosting services and employee benefits offset somewhat by a decrease in legal and accounting expenses.

Net Loss

Our net loss for the three-month period ended March 31, 2007 increased to $2,509,262, or $(0.02) per share, from $1,818,707, or $(0.02) per share, for the three-month period ended March 31, 2006. The overall increase in net loss of $690,555, or approximately 38.0% over the prior year period, is due to increases in payroll, employee option expense, depreciation, interest expense, investor relations, technical outsourcing, hosting services and employee benefits offset somewhat by a decrease in legal and accounting expenses.

Assets

Assets decreased by $545,725 to $5,787,465 as of March 31, 2007, or approximately 8.6%, from $6,333,190 as of March 31, 2006. This reduction was primarily due to the decrease in cash and cash equivalent balances as the Company funded the net loss for the quarter somewhat offset by increase in property and equipment.

Liabilities

Total liabilities increased by $1,151,664 to $1,841,009 as of March 31, 2007, or approximately 167%, from $689,345 as of March 31, 2006. The increase was due to the expansion of accounts payable and accrued expenses, the recognition of registration rights liability, shares to be issued as penalty shares related to registration rights penalties and capital lease obligations.

Stockholders’ Equity

Stockholders’ equity decreased by $1,697,388 to $3,946,457 as of March 31, 2007 or approximately 30.1% from $5,643,845 as of March 31, 2006. The decrease was due primarily to a net loss during the three-month period ended March 31, 2007 and partially offset by increase in additional paid in capital as warrants were exercised.

Liquidity and Capital Resources

General

Overall, we had a decrease in cash flows of $1,897,175 for the three-month period ended March 31, 2007 resulting from $1,908,390 cash used in operating activities and $27,533 of cash used in investing activities, offset by $38,748 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $1,908,390 for the three-month period ended March 30, 2007 was primarily attributable to a net loss of $2,509,262, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $196,218, employee options expense of $193,969, a decrease in prepaid expenses and other current assets of $118,411, registration rights liability of $90,986, deferred expense of $70,414, the issuance of stock options for services of $11,361 partially offset by a decrease in accounts payable and accrued expenses of $80,297 and an increase in deposits of $190.

Cash Flows from Investing Activities

Net cash used in investing activities of $27,533 for the three-month period ended March 31, 2007 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities

Net cash of $38,748 generated in financing activities in the three-month period ended March 31, 2007 was primarily due to the exercise of warrants for cash of $73,000 offset by payments for leased equipment of $34,252.

Financing

In the three-month period ended March 31, 2007, our funds from operations were insufficient to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity

For the three-month period ended March 31, 2007, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

During the three-month period ended March 31, 2007, we issued 2,246,352 shares and 6,667 are to be issued as compared to zero shares were issued or were to be issued during the three-month period ended March 31, 2006, respectively.

As of March 31, 2007, we had entered into seventeen capital leases with various equipment suppliers in the amount of $517,433, of which $287,348 was outstanding as of March 31, 2007.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On May 10, 2007, we entered into a $4,000,000 common stock purchase agreement with Vision Opportunity Master Fund, Ltd., a qualified institutional investment firm and previous investor in the Company. Under the agreement, Vision funded $1,000,000 on May 10, 2007, purchasing 1,666,667 shares of Foldera’s common stock at $0.60 per share. Vision has the option, but not the obligation, to purchase an additional $3,000,000, or up to 5,000,000 shares of our common stock, through July 31, 2007, at a fixed price of $0.60 per share. Additionally, to induce Vision to enter into the Common Stock Purchase Agreement and to reduce potential dilution to our existing shareholders, Richard Lusk, our President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration, a total of 4,000,000 unregistered shares of our common stock

As part of the financing transaction, Foldera and Vision agreed to cancel the three outstanding warrants held by Vision from its previous financing in October 2006. Additionally, the Company agreed to issue a new warrant, with an exercise price of $0.60 per share, to purchase 5,401,235 shares of Foldera’s common stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Evaluation of Disclosure Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC.

Dated: May 15, 2007	By:	/s/ Richard Lusk
Richard Lusk Chief Executive Officer and President (principal executive officer)

Dated: May 15, 2007	By:	/s/ Reid Dabney
Reid Dabney Senior Vice President and Chief Financial Officer (principal accounting and financial officer)