Form 10QSB
period 2007-06-30
FOLDERA, INC
filed 2007-08-14
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.

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

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes   ☐No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

As of August 8, 2007, 122,957,326 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No   ☒.

Foldera, Inc.

June 30, 2007 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at June 30, 2007	2

Unaudited Consolidated Statements of Operations for the Three and Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to June 30, 2007	3

Unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the Period from December 3, 2001 (Inception) to June 30, 2007	4

Unaudited Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to June 30, 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	21

Part II Other Information	22

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Part I Financial Information
Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,705,796
Prepaid expenses and other current assets	87,922
TOTAL CURRENT ASSETS	2,793,718
CERTIFICATE OF DEPOSIT - RESTRICTED	67,875
PROPERTY AND EQUIPMENT, net	1,470,344
SECURITY DEPOSIT	34,328
$4,366,265
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$603,930
Registration rights liability	479,515
Current portion of capital lease obligations	112,796
TOTAL CURRENT LIABILITIES	1,196,241

CAPITAL LEASE OBLIGATIONS, net of current fraction	145,606

TOTAL LIABILITIES	1,341,847
COMMITMENTS & CONTINGENCIES	-
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized, 113,741,134 shares issued and outstanding	113,741
Additional paid in capital	28,091,311
Shares to be issued	982,838
Deferred expense - warrants	(93,884)
Deficit accumulated during development stage	(26,069,588)
TOTAL STOCKHOLDERS' EQUITY	3,024,418
$4,366,265

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Month Periods Ended		For the Six Month Periods Ended		Cumulative From December 3, 2001
	June 30,		June 30,		(inception) to
	2007	2006	2007	2006	June 30, 2007
NET REVENUE	$-	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative	2,881,575	3,858,992	5,380,384	5,689,973	25,799,873
OPERATING LOSS	(2,881,575)	(3,858,992)	(5,380,384)	(5,689,973)	(25,799,873)
OTHER INCOME (EXPENSE)
Other income					2,666
Change in fair value of penalty shares issued	122,704		122,704	-	122,704
Interest income	33,662	23,344	83,212	35,617	229,915
TOTAL OTHER INCOME	156,366	23,344	205,916	35,617	355,285
NET LOSS	$(2,725,208)	$(3,835,648)	$(5,174,468)	$(5,654,356)	$(25,444,588)
LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.05)	$(0.06)
BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	113,243,688	100,512,232	111,584,754	97,877,212

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to June 30, 2007
(Unaudited)

	Common stock		Additional paid in	Shares to be	Deferred	Deficit accumulated during the development	Total stockholder's equity/
	Shares	Amount	capital	issued	expenses	stage	(deficit)
Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-
Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss	-	-	-	-	-	(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss	-	-	-	-	-	(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	110,803	26,997,588	8,334	(234,713)	(20,895,120)	5,986,892

Shares to be issued	-	-	-	982,838	-	-	982,838
Issuance of stock options for services	-	-	15,357	-	-	-	15,357
Issuance of stock options for compensation	-	-	590,135	-	-	-	590,135
Issuance of stock	8,667	87	64,047	(3,334)	-	-	60,800
Issuance of stock as penalty shares	407,905	408	203,545	-	-	-	203,953
Exercise of warrants	2,323,366	2,323	220,758	(5,000)	-	-	218,082
Deferred expense - warrants	-	-	-	-	140,829	-	140,829
Issuance of shares for no compensation	120,000	120	(120)	-	-	-	-
Net loss	-	-	-	-	-	(5,174,468)	(5,174,468)
Balance at June 30, 2007	113,741,134	$113,741	$28,091,311	$982,838	$(93,884)	$(26,069,588)	$3,024,418

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Month Periods Ended		Cumulative From December 3, 2001
	June 30,		(inception) to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,174,468)	$(5,654,356)	$(25,444,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	398,662	201,298	1,051,461
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	-	-	9,533
Deferred expense - warrants	140,829	(202,600)	140,829
Issuance of employee stock options for compensation	590,135	478,722	3,844,007
Issuance of shares for services	60,800	1,201,600	3,333,793
Issuance of warrants for services	-	516,977	765,014
Shares to be issued	-	21,400	-
Issuance of stock options for services	15,357	39,050	23,396
Issuance of shares as penalty shares	-	-	326,657
Changes in assets and liabilities:
Prepaid expenses and other current assets	210,825	(33,824)	(87,920)
Deposits	(817)	(3,659)	(102,203)
Accounts payable, accrued expenses and other liabilities	(282,467)	251,689	482,462
Registration rights liability	29,515	-	479,515
Total adjustments	1,162,839	2,470,653	10,330,566
NET CASH USED IN OPERATING ACTIVITIES	(4,011,629)	(3,183,703)	(15,114,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(64,948)	(692,278)	(1,926,025)
Cash received as part of merger	-	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(64,948)	(692,278)	(1,927,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	982,838	1,800,115	19,911,254
Payments to shareholders of legal acquiree	-	(175,000)	-
Cost of raising capital	-	-	(524,858)
Receipts from exercise of warrants	98,000	10,000	652,646
Payments to related parties	-	(1,750)	-
Payments for leased equipment	(65,821)	(46,733)	(292,089)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,015,017	1,586,632	19,746,953
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(3,061,560)	(2,289,349)	2,705,796
CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	5,767,356	4,826,045	-
CASH & CASH EQUIVALENT- END OF PERIOD	$2,705,796	$2,536,696	$2,705,796
SUPPLEMENTAL INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest expense	$44,827	$11,492

NON-CASH INVESTING & FINANCING ACTIVITIES:
a) The Company issued 8,559,600 shares as part of recapitalization effected on February 13, 2006.
b) The Company issued 2,049,280 shares for the exercise of warrants against settlement of debt.	$120,082
c) Assets acquired under capital leases.	$112,452	$-	$517,433
d) The Company issued 407,905 shares as penalty shares.	$175,399

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

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby Expert Systems, Inc. issued 91,313,720 shares to acquire 100% of TI's stock. Expert Systems, Inc. had 8,559,600 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI owned approximately 92% of the combined entity. Accordingly, the merger was accounted for as a reverse acquisition of Expert Systems, Inc. by TI and resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc.

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The results for the year ended December 31, 2006 and all subsequent periods include both Foldera, Inc. (from the acquisition date) and TI (for the full period), while the historical results prior to the acquisition date only include TI. Additionally, all historical share count and per share information has been adjusted for the Company's 4-for-1 forward stock split that became effective on May 16, 2006.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. The Company anticipates generating revenue from three primary sources: a Subscription-Based fee for certain product users, the up-selling of Premium Services and Paid Search.

The Company anticipates deriving Subscription-Based revenue from charging a fee for corporate users that have more than five users in their Foldera account. The Company anticipates fees will be generated on a monthly basis and revenue will be recognized on an accrual basis, after monthly fees have been billed to clients.

The Company anticipates deriving Premium Service revenue from the sale of extra data storage, vanity email, domain hosting, custom branding and technical support, which will be recorded when the service has been provided to clients or, in the case of extra storage, on an accrual basis, after monthly fees have been billed to clients.

Another anticipated revenue source is Paid Search. The Company anticipates that each time a user uses the Company's embedded search box and clicks on an ad of an advertiser in the search network, revenue will be generated. Revenue will be recognized on a daily basis, based upon reported revenue from the selected search company.

Depreciation and Amortization

Property and equipment are being depreciated on the straight-line basis over the following estimated useful lives:

Machinery & equipment	2-5 years
Leasehold improvements	10 years
Furniture & fixture	5-7 years

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $240,316.

Depreciation and amortization expense for the six-month period ended June 30, 2007 and 2006 was $398,662 and $201,298, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consisted of the following as of June 30, 2007:

Computer & equipment	$2,284,775
Furniture & fixtures	160,806
Software	76,224
Accumulated depreciation	(1,051,461)
Net fixed assets	$1,470,344

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At June 30, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of June 30, 2007 and 2006 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Six-Month Periods Ended June 30,
	2007			2006
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(5,174,468)	111,584,754	$(0.05)	$(5,654,356)	97,877,212	$(0.06)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(5,174,468)	111,584,754	$(0.05)	$(5,654,356)	97,877,212	$(0.06)

Potentially dilutive shares include:

	Six-Month Periods Ended June 30,
	2007	2006
Warrants outstanding	14,827,735	9,189,564
Stock options outstanding	10,548,332	8,900,000

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

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the six-month periods ended June 30, 2007 and 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

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

In September 2006, FASB issued SFAS 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

In September 2006, FASB issued SFAS 157 ”Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Company management is currently evaluating the effect of this pronouncement on financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $5,174,468 and $5,654,356 for the six-month periods ending June 30, 2007 and 2006, respectively. Negative cash flows from the operations of $4,011,629 and $3,183,703 were noted for the six-month periods ended June 30, 2007 and 2006, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2007; however, the Company does not anticipate having significant revenue from operations until the third or fourth quarter of 2007, and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) reducing payroll and payroll-related expenses, 2) outsourcing a portion of our software development work and 3) terminating relationships with certain consultants. The Company plans to continue actively seeking additional funding opportunities and plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of June 30, 2007.

Accounts payable	$228,400
Accrued vacation	321,801
Accrued wages	14,371
Occupancy expense	18,500
Technical outsourcing	10,688
Accrued expenses	10,170
Total	$603,930

Note 4. Registration Rights Liability

As part of the Company's August and October 2006 private placements, a separate registration rights agreement was entered into with each investor. Under the terms of the registration rights agreements, the Company agreed to submit an SB-2 registration statement to the Securities and Exchange Commission on a timely basis, to respond to questions posed by the SEC and to attempt to have the registration statement declared effective per the terms of the registration rights agreements.

The initial determination had been that the Company would satisfy the registration filing requirement and that any penalty payment under the registration rights agreements was not probable. However, on February 12, 2007, the Company determined that it would not meet the timing requirement for registration of the shares and recorded a liability for the maximum penalties payable under such registration rights agreements. With respect to the August 2006 private placement, the maximum penalty was calculated as 10% of the 4,078,995 shares issued in the private placement and recorded as 1% per week starting February 19, 2007 for the total of 10 weeks or maximum 10%. The stock price used was the closing price at the end of each week the Company could not meet the timing requirement. A total of 407,905 shares were actually issued on May 11, 2007. The Company revalued these shares based on their fair market value prior to such issuance, and recorded $122,704 as change in fair value of penalty shares issued in the accompanying financial statements.

With respect to the October 2006 private placement, the maximum penalty was calculated as 10% of the $4,500,000 purchase price in the private placement and recorded as $450,000 as registration rights liability. The Company may pay liquidated damages under the registration rights agreement for this private placement either in cash or in additional shares of common stock, valued for such purpose at 120% of the volume weighted average price of the common stock for the 10 trading days prior to payment. In addition, the Company is required to pay interest on any liquidated damages that are not paid within seven days after the date payable at the rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law). As of June 30, 2007, the Company recorded $479,515 as registration rights liability which includes $29,515 as accrued interest. A total of 882,858 shares were actually issued on July 30, 2007 (see Note No. 9 Subsequent Events for details) on account of this liability.

Note 5. Related-Party Transactions

During the six-month period ended June 30, 2007, the Company paid $10,000 to Jnan Dash, TI's Chief Technology Evangelist and recently elected member of the Company’s board of directors, pursuant to the agreement signed in March 2004. The agreement was terminated in January 2007. (See Note 8)

We ceased paying Mr. Dash the monthly fee as of February 2007 but have agreed to issue 200,000 shares when we reach the final milestone as per the agreement.

On June 27, 2007, the Company appointed Mr. Dash to serve on the Board of Directors for the term commencing on the same date and expiring at the next annual meeting of stockholders or until his successor is duly elected and qualified

The Company has entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company's certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 6. Stockholders' Equity

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

Following is the summary of the Company's equity-related transactions during the six-month period ended June 30, 2007.

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

8.	On March 29, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

9.	On April 17, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

10.	On May 7, 2007, Mr. James Koralek, an ex-employee, exercised 6,667 stock options at an exercise price of $0.50 per share.

11.
On May 10, 2007, the Company cancelled 5,555,556 series B and C warrants issued to the October 2006 investors and broker with exercise prices ranging from $1.08 to $2.00 and issued 4,326,388 new warrants at an exercise price of $0.60 in consideration of our fifth private placement offer (see item 16).

12.	On May 11, 2007, the Company issued 407,905 shares to investors in the August 2006 private placement as registration rights penalty shares per agreement.

13.
On June 5, 2007, the Company issued 120,000 shares to James and Mary O'Neil. Mr. and Mrs. O'Neill allegedly paid $60,000 to Brookstreet Securities Corporation to purchase these shares in connection with the Company's February 2006 private placement. However, Brookstreet Securities Corporation, who served as placement agent in connection with such private placement, never remitted such payment to us. After discussing this matter with Mr. and Mrs. O'Neill, the Company elected to issue the shares to Mr. and Mrs. O'Neill and will take steps to recover the $60,000 from Brookstreet Securities Corporation.

14.
On June 13, 2007, the Company issued 80,000 shares of our common stock to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares have been recorded at fair value of $60,800, based on the price of our stock on April 1, 2007, as per the agreement and charged to operations.

15.
On June 21, 2007, a Brookstreet broker requested a cashless exercise of 54,028 warrants at an exercise price of $0.50 per share. Based on the formula included in the agreement, we issued a total of 27,014 shares to the broker.

16.
On July 12, 2007 we issued 1,666,667 shares of our common stock to the accredited investor in the fifth private placement offering of $1,000,000 which closed on May 10, 2007. The cash proceeds from the issuance of shares, net of offering costs of $17,162.50, amounted to $982,837 and recorded as shares to be issued in the accompanying financial statements. As part of the private placement we agreed with the investor and broker to cancel series ‘B’ and ‘C’ warrants and increase the number of series ‘A’ warrants to 6,076,388 from 2,083,333 and broker warrants to 750,000 from 416,667 by reducing the exercise price from $1.75 to $0.60 per share. The grant date fair value of the warrants amounted to $1,490,059 was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.5%, volatility of 50.15%, and dividend yield of 0% and expected life of five years.

Note 7. Stock-Based Compensation

On May 16, 2007 the board of directors approved a 3,120,000 stock option grant to the board members and employees. The grant date fair value of the options amounted to $849,709 was calculated using the Black-Scholes option pricing model using the following assumptions: risk free rate of return of 4.6%, volatility of 50.15%, and dividend yield of 0% and expected life of six years. The fair value of vested options of $221,774 has been expensed in the period ended June 30, 2007.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2006	$-	18,425,192
Granted		4,326,389
Exercised		2,323,366
Cancelled		5,600,480
Outstanding at June 30, 2007	$-	14,827,735

Outstanding Warrants

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25-$1.75	14,827,735	3.9 years	$0.76

All outstanding warrants were exercisable as of June 30, 2007.

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

Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Plan. In addition, the number of shares subject to the Plan, any number of shares subject to any numerical limit in the Plan and the number of shares and terms of any Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan, on October 4, 2006 the Board of Directors authorized the Company to set up a 1,500,000 stock option reserve for senior executive recruitment and an additional 3,120,000 options were granted on May 16, 2007. During the six-month period ended June 30, 2007, 313,336 options were forfeited or exercised. As of June 30, 2007, 10,548,332 options were outstanding and 1,451,668 options were available for future option grants.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the quarter ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The outstanding options as of December 31, 2006 and 2005 were 7,741,668 and zero respectively.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company's employee stock option and purchase plans.

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $590,135 or $(0.00) per basic and fully diluted share in the six-month period ended June 30, 2007 and $478,722 or $(0.00) per basic and fully diluted share in the three month period ended June 30, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $590,135 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the six-month period ended June 30, 2007, no stock options were granted to consultants. 63,891 of the 200,000 options granted to consultants during 2006 were vested as of June 30, 2007 and the Company recorded $15,357 in expenses related to these options for the six-month period ended June 30, 2007.

Methods of Estimating Fair Value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows:

Expected volatility	50.15%
Expected life in years	6 years
Risk free interest rate	4.6%
Dividend yield	0%
Wt. average grant-date fair value	$0.27

The Company adopted SFAS No. 123-R as of January 1, 2006 and as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. Foldera completed its reverse merger on February 13, 2006 and as such, became a publicly traded company at that time. Although the Company initially used a diminimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Option formula, and could do so for grants prior to the adoption of FAS 123-R, given the low trading volume in the Company's stock, the Company believes that utilizing an appropriate industry sector index more accurately reflect the value and the cost of the stock option and warrant grants.

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. Foldera has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index is 50.15% and has been applied in the Black-Scholes formula.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock-based compensation expense recognized during the six month period ending June 30, 2007 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668
Granted	0.51	-	3,120,000
Forfeited	-	-	313,336
Exercised	-	-	-
Outstanding at June 30, 2007	$0.51	$1,917,834	10,548,332

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.50-$0.55	10,548,332	4.6 years	$0.51	4.6 years	6,023,855	$0.51

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant-Date Fair Value
Non-vested - December 31, 2006	3,814,464	$0.51	1.5 Years	$0.25
Granted	3,120,000	-	-	-
Forfeited	275,553	-	-	-
Vested	2,134,434	-	-	-
Exercised	-	-	-	-
Non-vested - June 30, 2007	4,524,477	$0.51	1.2 Years	$0.25

The total compensation cost not yet recognized related to non-vested stock options is $1,244,155, which is expected to be recognized over a period of 1.2 years.

Note 8. Commitments & Contingencies

(a)   SAVVIS agreement:

On December 28, 2004, the Company entered into a collocation agreement with SAVVIS, Inc. SAVVIS is a global information technology (“IT”) utility services provider. With an IT services platform that extends to 47 countries, SAVVIS is an industry leader in delivering secure, reliable and scalable hosting and network and application services.

Under the terms of this agreement, SAVVIS will provide collocation facilities, cage space, bandwidth, power, backup power and security. The term of the agreement shall continue until the expiration of the last expiring service term. On June 30, 2006, the Company signed a twelve-month service agreement whereby the Company agreed to pay $15,566 per month for the services to be provided by SAVVIS. On June 30, 2006 the Company renewed the contract for an additional twelve months and agreed to pay $15,566 per month.

(b)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $29,950 per month in rent and $3,087 in common-area maintenance expenses under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,335 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $1,029 per month. The Company recognized $210,630 in office occupancy expenses for the six-month period ended June 30, 2007 compared to $175,426 for the same period in 2006. The Company closed the Chicago, IL and Albuquerque, NM offices in June 2007 and will be closing the Bellevue, WA office in September, 2007.

(c)   Equipment Leases:

As of June 30, 2007, the Company had entered into capital leases with nine strategic vendors for the financing of computer equipment. The Company pays approximately $12,406 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
2007	$72,857	150,782	$233,639
2008	106,735	$366,727	473,462
2009	73,623	375,819	449,442
2010	32,153	350,057	382,211
2011	29,474	-	29,474
Thereafter	-	-	-
	$314,842	$1,243,385	$1,558,228
Less: Amount representing interest	56,441
Present value of minimum lease payments	258,401
Less: Current portion	112,796
	$145,605

(d)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist is also responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January 2007. The Company is no longer obligated to pay the monthly consulting fee, but has agreed to issue 200,000 shares of its common stock when it reaches the final milestone as per the agreement.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and issue warrants to purchase 2,900,000 shares of the Company's common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $635,331 based on 42.68% volatility, 4.5% discount rate and 0% annual rate of quarterly dividends. On October 3, 2006, the Company cancelled its investor relations consulting agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. (CCN) to provide similar services. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which are exercisable at $0.50 per share, to CCN. The Company has been expensing the fair value of these warrants over the term of the agreement. During the quarter ended June 30, 2007, the Company expensed $70,414 and deferred $93,844 in the consolidated financial statements.

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant to the contract, the Company agreed to pay Ibis $3,500 per month upon commencement of the contract and to issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares to be issued on October 1, 2006 and the remaining 80,000 shares to be issued on April 1, 2007. 80,000 shares were issued on October 1, 2006 and these shares were recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement. An additional 80,000 shares were issued on June 13, 2007 and these shares were recorded at fair value of $60,800, based on price of our stock on April 1, 2007, as per the agreement. On April 1, 2007 the Company extended the consulting agreement with Ibis on the same terms as the April 2006 agreement.

In April 2007, the Company entered into a one-year consulting agreement with Lewis Global Public Relations for the purpose of providing public relations services. Pursuant to the contract the Company agreed to pay Lewis $9,000 a month upon commencement of the contract.

(e) Private Placement
On July 12, 2007 we issued 1,666,667 shares of our common stock to an accredited investor as part of the fifth private placement offering of $1,000,000 (minimum aggregate purchase price and up to a maximum of $4,000,000) which closed on May 10, 2007. The registration rights agreement that we entered into in connection with the fifth private placement offering provides that the Company must file a registration statement within 30 days after the final closing of the financing (July 31, 2007) and cause it to become effective within 120 days after the final closing (or 150 days after the final closing if there is a full SEC review). In the event either date is missed, a cash penalty of 2% of the investment per month is owed by the Company, up to a total penalty of 20% of the investment. On July 27, 2007, the accredited investor agreed to eliminate this penalty in connection with the issuance to such investor of 6,666,666 shares of our common stock at a purchase price of $0.15 per share.

Note 9. Subsequent events

On July 12, 2007, we issued 1,666,667 shares of our common stock to the accredited investor in the fifth private placement offering that closed on May 10, 2007. The cash proceeds for the issuance of shares, net of offering costs of $17,162.50, amounted to $982,837.50 (See note 6, item 16).

On July 20, 2007, we reduced our workforce as part of an overall strategy to substantially reduce costs until meaningful revenue can be generated. The reduction in force will result in a restructuring charge of approximately $100,000 during our third quarter.

On July 30, 2007 we issued 882,858 shares of our common stock as registration rights penalty shares to the October 2006 private placement investors.

On July 27, 2007, we entered into Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2007, by and between us and Vision Opportunity Master Fund Ltd. ("Vision"). Pursuant to the terms of the July 27 amendment, we sold 6,666,666 shares of our common stock to Vision at a purchase price of $0.15 per share, for gross proceeds of $1,000,000 ($995,171, net of offering costs of $4,829). Vision agreed to eliminate the liquidated damages provision in the registration rights agreement dated as of May 4, 2007, and Vision waived the "full-ratchet" anti-dilution provision contained in the series A warrant issued to it in connection with the fifth private placement. Additionally, Mr. Lusk transferred to vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Pursuant to the anti-dilution provision in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. To $0.15 per share from $0.60 per shares and increased the number of shares underlying such warrant from 675,152 to 2,700,608, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.15 from $0.60 per share and increased the number of shares underlying such warrant from $750,000 to 3,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Foldera, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is an easy-to-use online service that combines email, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares of common stock authorized and 8,559,600 shares issued and outstanding. Pursuant to the merger, all of the 91,313,720 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 99,873,320 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.’s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.’s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split.

We had not generated any revenues as of December 31, 2006 and so are considered a development stage company. We ended 2006 with $5.77 million of cash on our balance sheet. Given our current cash usage rate and our expectations to generate revenue in the third or fourth quarter of 2007 in connection with the release of our Foldera product into the general marketplace, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. To address the potential cash shortfall situation, the Company sold 1,666,667 of our common stock to the Vision Opportunity Master Fund on May 10, 2007 at $0.60 per share and received $982,837, net of $17,163 in expenses. Vision has the option to purchase an additional 5,000,000 shares of common stock at $0.60 per share. Additionally, to induce Vision to enter into the Common Stock Purchase Agreement and to reduce potential dilution to our existing shareholders, Richard Lusk, our President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration, a total of 4,000,000 unregistered shares of our common stock.

We amended this agreement with Vision on July 27, 2007, resulting in an additional purchase by Vision of 6,666,666 unregistered shares of our common stock at $0.15 per share, with Mr. Lusk transferring to Vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the end of calendar 2007. However, we believe that our ability to operate beyond the end of calendar 2007 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

On July 20, 2007, our board of directors committed us to a restructuring plan pursuant to which we reduced our workforce from 49 employees to 23 employees and will pursue other cost reduction activities. The board approved this restructuring plan to lower costs while retaining a core group of employees to manage the ongoing operations of the business. We expect to incur one-time charges of approximately $100,000 in the third quarter of 2007, primarily associated with termination benefits, and substantially all of the one-time charges will result in cash expenditures.

As a result of the restructuring plan:

•	We have reduced payroll and payroll related costs by approximately $100,000 a month by reducing our headcount from 49 employees to 23 employees and by outsourcing a portion of our software development work to India.
•	We have terminated our relationship with two consultants, which is expected to save us approximately $20,000 a month.
•	We have reduced our investor relations related expenses by approximately $15,000 a month.
•	We have eliminated the $2,500 monthly cash payment to each of the independent members of our board of directors until we are able to operate on a cash flow breakeven basis.
•	Our President and Chief Executive Officer, Richard Lusk has voluntarily declined to receive salary or benefits from the Company effective July 31, 2007.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We released our Foldera product into the general marketplace in the second quarter of 2007, with commensurate revenue expected to be generated after such release. We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software product.

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

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. We anticipate generating revenue from three primary sources: a Subscription-Based fee for certain product users, the up-selling of Premium Services and from Paid Search.

We anticipate deriving Subscription-Based revenue from charging a fee for corporate users that have more than five users in their Foldera account. We anticipate fees will be generated on a monthly basis and revenue will be recognized on an accrual basis, after monthly fees have been billed to clients.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $240,316.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $67,875 held at a bank, which is shown as a certificate of deposit.

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At June 30, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

We adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method as of and for the year ended December 31, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Consolidated Statement of Operations during the year ended December 31, 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Please refer to Note 2, for additional Critical Accounting Policies.

Results of Operations

Comparison of Three and Six-month Periods Ended June 30, 2007

Operating Expenses. Total operating expenses for the three and six-month periods ended June 30, 2007 decreased to $2,881,575 and 5,380,384, or $(0.02) and $(0.05) per share, from $3,858,992 and $5,689,973 or $(0.04) and $(0.06) per share, for the three and six-month period ended June 30, 2006. The overall decrease in expenses of $977,417 and $309,589, or approximately 25.3% and 5.4% over the prior year period, is due to decreases in equity-based consulting expense, legal and accounting, investor relations, recruiting costs, outside services, and travel expense. These decreases were somewhat offset by increases in payroll, employee option expense and depreciation.

Net Loss. Our net loss for the three and six-month period ended June 30, 2007 decreased to $2,725,208 and $5,174,468, or $(0.02) and $(0.05) per share, from $3,835,648 and $5,654,356, or $(0.04) and $(0.06) per share, for the three and six-month period ended June 30, 2006. The overall decrease in net loss of $1,110,440 and $479,888, or approximately 29.0% and 8.5% over the prior year period, is due to decreases in equity-based consulting expense, legal and accounting, investor relations, recruiting costs, outside services, and travel expense. These decreases were somewhat offset by increases in payroll, employee option expense and depreciation.

Financial Condition

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets. Assets decreased by $3,492,828 to $4,366,265 as of June 30, 2007, or approximately 44.4%, from $7,859,093 as of December 31, 2006. This reduction was primarily due to the decrease in cash and cash equivalent balances as the Company funded the net loss for the six-month period and decreases in prepaid expenses and property and equipment.

Liabilities. Total liabilities decreased by $530,354 to $1,341,847 as of June 30, 2007, or approximately 28.3%, from $1,872,201 as of December 31, 2006. The decrease was due to a reduction in shares to be issued penalty shares, accounts payable and accrued expenses and somewhat offset by increases in registration rights liability and capital lease obligations.

Stockholders' Equity. Stockholders' equity decreased by $2,962,474 to $3,024,418 as of June 30, 2007 or approximately 49.5% from $5,986,892 as of December 31, 2006. The decrease was due primarily to a net loss during the six-month period ended June 30, 2007 and partially offset by increase in additional paid in capital as warrants were exercised.

Liquidity and Capital Resources

General. Overall, we had a decrease in cash flows of $3,061,560 for the six-month period ended June 30, 2007 resulting from $4,011,629 cash used in operating activities and $64,948 of cash used in investing activities, offset by $1,015,017 of cash provided by our financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $4,011,629 for the six-month period ended June 30, 2007 was primarily attributable to a net loss of $5,174,468, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $398,662, employee options expense of $590,135, deferred expense - warrants of $140,829, issuance of shares for service of $60,800, the issuance of stock options for services of $15,357, a decrease in prepaid expenses and other current assets of $210,825 and registration rights liability of $29,515 partially offset by a decrease in accounts payable and accrued expenses of $282,467 and an increase in deposits of $817.

Cash Flows from Investing Activities. Net cash used in investing activities of $64,948 for the six-month period ended June 30, 2007 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities. Net cash of $1,015,017 generated in financing activities in the six-month period ended June 30, 2007 was primarily due to proceeds from private placement offering for shares to be issued of $982,838, the exercise of warrants for cash of $98,000 offset by payments for leased equipment of $65,821.

Financing. In the six-month period ended June 30, 2007, our funds from operations were insufficient to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Internal Sources of Liquidity. For the six-month period ended June 30, 2007, the funds generated from our operations were insufficient to fund our daily operations. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

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

During the six-month period ended June 30, 2007, we issued 691,586 shares and 1,666,667 are to be issued as compared to 4,328,000 shares were issued and zero shares were to be issued during the six-month period ended June 30, 2006, respectively.

As of June 30, 2007, we had entered into seventeen capital leases with various equipment suppliers in the amount of $517,433, of which $258,401 was outstanding as of June 30, 2007.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Subsequent Events

On July 12, 2007, we issued 1,666,667 shares of our common stock to the accredited investor in the fifth private placement offering that closed on May 10, 2007. The cash proceeds for the issuance of shares, net of offering costs of $17,162.50, amounted to $982,837 (See note 6, item 16).

On July 20, 2007, we reduced our workforce from 49 to 23 employees as part of an overall strategy to substantially reduce costs until meaningful revenue can be generated. The reduction in force will result in a restructuring charge of approximately $100,000 during our third quarter.

In an effort to further reduce our monthly cash operating expenses, our President and Chief Executive Officer, Richard Lusk has voluntarily declined to receive salary or benefits from the Company effective July 31, 2007. The combination of these initiatives is expected to reduce our monthly burn rate by roughly $225,000 to approximately $425,000.

Additionally, on July 20, 2007, our Board of Directors authorized management to begin interviewing investment banking firms as part of an effort to explore strategic alternatives to maximize shareholder value. The interview process is expected to take several months and there is no assurance that the exploration of strategic alternatives will result in a transaction.

On July 30, 2007 we issued 882,858 shares of our common stock as registration rights penalty shares to the October 2006 private placement investors.

On July 27, 2007, we entered into Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2007, by and between us and Vision Opportunity Master Fund Ltd. ("Vision"). Pursuant to the terms of the July 27 amendment, we sold 6,666,666 shares of our common stock to Vision at a purchase price of $0.15 per share, for gross proceeds of $1,000,000 ($995,171, net of offering costs of $4,829). Additionally, Mr. Lusk transferred to vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Pursuant to the anti-dilution provision in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. To $0.15 per share from $0.60 per shares and increased the number of shares underlying such warrant from 675,152 to 2,700,608, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.15 from $0.60 per share and increased the number of shares underlying such warrant from $750,000 to 3,000,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent our management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, those relating to our limited operating history, uncertain market acceptance of our products and services, technology changes, competition, changes in our business strategy or development plans, our ability to attract and retain qualified personnel, and our ability to attract substantial additional capital.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Evaluation of Disclosure Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially

Part II Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Common Stock Purchase Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (1)
10.2	Registration Rights Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (1)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Incorporated by reference to registrant’s Form 8-K filed May 11, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC.

Dated: August 9, 2007	By:	/s/ Richard Lusk
Richard Lusk
Chief Executive Officer and President
(principal executive officer)

Dated: August 9, 2007	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)