Form 10QSB
period 2007-09-30
FOLDERA, INC
filed 2007-11-19
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2007, 122,957,326 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒.

Foldera, Inc.

September 30, 2007 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Unaudited Consolidated Balance Sheet at September 30, 2007	2

Unaudited Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to September 30, 2007	3

Unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the Period from December 3, 2001 (Inception) to September 30, 2007	4

Unaudited Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2007 and 2006 and for the Period from December 3, 2001 (Inception) to September 30, 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	23

Part II Other Information	24

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

Part I Financial Information
Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,921,621
Prepaid expenses and other current assets	172,526
TOTAL CURRENT ASSETS	2,094,147

CERTIFICATE OF DEPOSIT - RESTRICTED	68,508

PROPERTY AND EQUIPMENT, net	479,804

SECURITY DEPOSIT	31,823
$2,674,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$459,847
Registration rights liability	393,676
Current portion of capital lease obligations	98,580
TOTAL CURRENT LIABILITIES	952,103

CAPITAL LEASE OBLIGATIONS, net	130,647
TOTAL LIABILITIES	1,082,750

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
122,957,326 shares issued and outstanding	122,957
Additional paid in capital	30,387,518
Deferred consulting fees	(23,470)
Deficit accumulated during development stage	(28,895,473)
TOTAL STOCKHOLDERS' EQUITY	1,591,532
$2,674,282

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended		Cumulative From December 31,
	September 30,		September 30,		(inception) to
	2007	2006	2007	2006	September 30, 2007
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,788,879	1,922,944	8,229,814	7,657,917	27,862,132

OPERATING LOSS	(2,788,879)	(1,922,944)	(8,229,814)	(7,657,917)	(27,862,132)

OTHER INCOME (EXPENSE)
Change in fair value of penalty shares	-	-	122,704	-	125,370
Interest	22,995	27,859	106,757	63,476	253,460
TOTAL OTHER INCOME	22,995	27,859	229,461	63,476	378,830

NET LOSS	$(2,765,884)	$(1,895,085)	$(8,000,353)	$(7,594,441)	$(27,483,302)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.07)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	115,911,771	101,135,111	112,171,877	98,893,443

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC. (A Development Stage Company) Consolidated Statements of Stockholders' Equity For the Period from December 3, 2001 (inception) to September 30, 2007 (Unaudited)

						Deficit
			Additional	Shares	Deferred	accumulated during the	Total stockholder's
	Common stock		paid in	to be	expenses	development	equity
	Shares	Amount	capital	issued		stage
Balance at inception (December 3, 2001)	-	$-	$-	$-	-	$-	$-

Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss	-	-	-	-	-	(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss	-	-	-	-	-	(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Registration rights penalties	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	110,803	26,997,588	8,334	(234,713)	(20,895,120)	5,986,892

Issuance of shares for cash	8,333,334	8,333	1,969,676	-	-	-	1,978,009
Issuance of stock options for services	-	-	19,352	-	-	-	19,352
Issuance of stock options for compensation	-	-	782,214	-	-	-	782,214
Issuance of stock for exercise of stock options	6,667	7	3,327	(3,334)	-	-	-
Issuance of stock for services	80,000	80	60,720	-	-	-	60,800
Issuance of stock as penalty shares	407,905	408	203,545	-	-	-	203,953
Issuance of stock for partial settlement of registration rights	882,858	883	130,456	-	-	-	131,339
Exercise of warrants for cash	212,000	212	97,789	-	-	-	98,000
Exercise of warrants - cashless	52,086	52	(52)	-	-	-	-
Exercise of warrants against settlement of debt	2,049,280	2,049	118,033	-	-	-	120,083
Deferred expense - warrants	-	-	-	-	211,243	-	211,243
Exercise of warrants - cash received in 2006	10,000	10	4,990	(5,000)	-	-	-
Subscription receivable	120,000	120	(120)				-
Net loss	-	-	-	-	-	(8,000,353)	(8,000,353)
Balance at September 30, 2007	122,957,326	$122,957	$30,387,518	$-	$(23,470)	$(28,895,473)	$1,591,532

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative From
	For The Nine-Month Periods Ended		December 3, 2001 (inception)
	September 30,		to September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,000,353)	$(7,594,441)	$(28,270,473)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	602,032	351,670	1,254,829
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	787,171	-	796,704
Deferred expense - warrants	211,243	-	211,243
Issuance of employee stock options for compensation	782,214	619,753	4,036,086
Issuance of shares for services	60,800	1,201,600	3,333,793
Issuance of warrants for services	-	348,128	765,014
Shares to be issued	-	21,400	-
Issuance of stock options for services	19,352	39,050	27,391
Issuance of shares as penalty shares	-	-	326,657
Changes in assets and liabilities:
Prepaid expenses and other current assets	126,221	(1,424)	(172,524)
Deposits	1,055	(6,773)	(100,331)
Accounts payable, accrued expenses and other liabilities	(426,547)	59,560	338,382
Registration rights liability	75,012	-	525,014
Total adjustments	2,238,553	2,632,964	11,406,280
NET CASH USED IN OPERATING ACTIVITIES	(5,761,800)	(4,961,477)	(16,864,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,570)	(980,269)	(1,928,647)
Cash received as part of merger	-	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(67,570)	(980,269)	(1,929,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,978,009	1,800,115	20,906,425
Shares to be issued for cash received	-	3,776,827	-
Payments to shareholders of legal acquiree	-	-	-
Cost of raising capital	-	-	(524,858)
Receipts from exercise of warrants	98,000	169,905	652,646
Payment to shareholders of legal acquiree	-	(175,000)	-
Payments to related parties	-	(1,750)	-
Prepaid investor relations expense	-	(381,123)
Payments for leased equipment	(92,374)	(61,794)	(318,642)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,983,635	5,127,180	20,715,571

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(3,845,735)	(814,566)	1,921,621

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	5,767,356	4,826,045	-

CASH & CASH EQUIVALENT- END OF PERIOD	$1,921,621	$4,011,479	$1,921,621

SUPPLEMENTAL INFORMATION:
Taxes	$-	$-
Interest expense	$97,971	$15,552

NON-CASH INVESTING & FINANCING ACTIVITIES:
8,559,600 shares issued as part of recapitalization effected on February 13, 2006.
2,049,280 shares issued for the exercise of warrants against settlement of debt.	$120,083	$-
Assets acquired under capital leases.	$112,452	$-
407,905 shares issued as penalty shares.	$203,953	$-
882,858 shares issued for the partial settlement of registration rights liability	$131,339	$-

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

The accompanying consolidated financial statements include the accounts of Foldera, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The results for the year ended December 31, 2006 and all subsequent periods include both Foldera, Inc. (from the acquisition date) and TI (for the full period), while the historical results prior to the acquisition date only include TI. Additionally, all historical share count and per share information has been adjusted for the Company's 4-for-1 forward stock-split that became effective on May 16, 2006.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the nine-month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1).

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

Depreciation and Amortization

Property and equipment are stated at cost and are depreciated on the straight-line basis over the following estimated useful lives:

Computer and equipment	2-5 years
Software	2-5 years
Furniture and fixtures	5-7 years

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $412,918.

Depreciation and amortization expense for the nine-month periods ended September 30, 2007 and 2006 was $602,032 and $201,298, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. In preparation of moving its offices to a new location the Company completed an impairment analysis of all the property and equipment. As a result of the analysis, the carrying value of the property and equipment has been written down by $787,171 during the quarter ended September 30, 2007.

Property and equipment consisted of the following as of September 30, 2007:

Computer & equipment	$2,284,775
Furniture & fixtures	160,806
Software	76,224
Accumulated depreciation	(1,254,830)
Impairment loss	(787,171)
Net fixed assets	$479,804

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At September 30, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of September 30, 2007 and 2006 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the nine-month period then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Nine-Month Periods Ended September 30,
	2007			2006
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
Basic EPS	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Loss available to common stockholders	$(8,000,353)	112,171,877	$(0.07)	$(7,594,441)	98,893,443	$(0.08)

Effect of Dilutive Securities
None	--	--		--	--

Diluted EPS
Loss available to common stockholders	$(8,000,353)	112,171,877	$(0.07)	$(7,594,441	98,893,443	$(0.08)

Potentially dilutive shares include:

	Nine-Month Periods Ended September 30,
	2007	2006
Warrants outstanding	19,103,191	9,937,587
Stock options outstanding	8,110,000	7,753,333

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R,“Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the nine-month periods ended September 30, 2007 and 2006 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

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

In September 2006, FASB issued SFAS 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $8,000,353 and $7,594,441 for the nine-month periods ending September 30, 2007 and 2006, respectively. Negative cash flows from operations of $5,761,800 and $4,961,477 were noted for the nine-month periods ended September 30, 2007 and 2006, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2007; however, the Company does not anticipate having significant revenue from operations until the first or second quarter of 2008, and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of September 30, 2007.

Accounts payable	$143,772
Accrued vacation	221,867
Accrued wages	11,059
Occupancy expense	27,750
Technical outsourcing	31,632
Other accruals	23,769
Total	$459,847

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

The initial determination had been that the Company would satisfy the registration filing requirement and that any penalty payment under the registration rights agreements was not probable. However, on February 12, 2007, the Company determined that it would not meet the timing requirement for registration of the shares and recorded a liability for the maximum penalties payable under such registration rights agreements. With respect to the August 2006 private placement, the maximum penalty was calculated as 10% of the 4,078,995 shares issued in the private placement and recorded as 1% per week starting February 19, 2007 for the total of 10 weeks or maximum 10%. The stock price used in calculating the liability due the affected stockholders was the closing price at the end of each week the Company could not meet the timing requirement. A total of 407,905 shares were actually issued on May 11, 2007. The Company revalued these shares based on their fair market value prior to such issuance, and recorded $122,704 as change in fair value of penalty shares issued in the accompanying financial statements.

With respect to the October 2006 private placement, the maximum penalty was calculated as 10% of the $4,500,000 purchase price in the private placement and recorded as $450,000 as registration rights liability. Under the registration rights agreement for this private placement, the Company was permitted to pay liquidated damages either in cash or in additional shares of common stock, valued for such purpose at 120% of the volume weighted average price of the common stock for the 10 trading days prior to payment. In addition, the Company was required to pay interest on any liquidated damages that were not paid within seven days after the date payable at the rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law). As of September 30, 2007, this registration rights liability, including accrued interest thereon, amounted to $393,676, after it was reduced by the issuance of 882,858 shares valued at $131,339 on July 30, 2007.

Note 5. Related-Party Transactions

During the nine-month period ended September 30, 2007, the Company paid $10,000 to Jnan Dash, its Chief Technology Evangelist and recently elected member of the Company's Board of Directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007 (See Note 8).

We ceased paying Mr. Dash the monthly fee as of February 2007 but have agreed to issue 200,000 shares when we reach the final milestone as per the agreement.

On June 27, 2007, the Company appointed Mr. Dash to serve on the Board of Directors for the term commencing on the same date and expiring at the next annual meeting of stockholders or until a successor is duly elected and qualified.

The Company has entered into indemnification agreements with each of its directors and officers. The indemnification agreements and the Company's certificate of incorporation and bylaws require it to indemnify its directors and officers to the fullest extent permitted by Nevada law.

Note 6. Stockholders' Equity

On May 10, 2006, the Company’s Board of Directors and holders of a majority of the outstanding shares of common stock of the Company, approved (i) an increase in the number of authorized shares of common stock from 100,000,000 shares to 250,000,000shares and (ii) a 4-for-1 forward split of the outstanding shares of common stock of the Company to effect the shares increase and forward stock split by filing a Certificate of Amendment with the Nevada Secretary of State on May 15, 2006, with the forward stock split becoming effective on May 16, 2006.

All stock issuances have been retroactively updated for the effect of 4-for-1 forward split.

Following is the summary of the Company's equity-related transactions during the nine-month period ended September 30, 2007.

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

7.
On March 21, 2007, St. George and Carnegie, an outside legal consultant, exercised 2,049,280 warrants at an exercise price of $0.0625 per share. The Company settled $120,080 payable to St. George and Carnegie against the exercise of the warrants.

8.	On March 29, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

9.	On April 17, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

10.	On May 7, 2007, the Company issued Mr. James Koralek, an ex-employee, 6,667 shares for stock options that were exercised in 2006 at an exercise price of $0.50 per share.

11.
On May 10, 2007, the Company cancelled 5,555,556 series B and C warrants issued to the October 2006 investors and broker with exercise prices ranging from $1.08 to $2.00 and issued 4,326,388 new warrants at an exercise price of $0.60 in consideration of our fifth private placement offer (see item 16 below).

12.	On May 11, 2007, the Company issued 407,905 shares to investors in the August 2006 private placement as registration rights penalty shares per agreement.

13.
On June 5, 2007, the Company issued 120,000 shares to James and Mary O'Neil. Mr. and Mrs. O'Neill allegedly paid $60,000 to Brookstreet Securities Corporation to purchase these shares in connection with the Company's February 2006 private placement. However, Brookstreet Securities Corporation, who served as placement agent in connection with such private placement, never remitted such payment to the Company. After discussing this matter with Mr. and Mrs. O'Neill, the Company elected to issue the shares to Mr. and Mrs. O'Neill and has unsuccessfully attempted to recover the $60,000 from Brookstreet Securities Corporation, who ceased operations in June 2007.

14.
On June 13, 2007, the Company issued 80,000 shares to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares have been recorded at fair value of $60,800, based on the price of our stock on April 1, 2007, as per the agreement and charged to operations.

15.
On June 21, 2007, a Brookstreet broker requested a cashless exercise of 54,028 warrants at an exercise price of $0.50 per share. Based on the formula included in the agreement, we issued a total of 27,014 shares to the broker.

16
On July 12, 2007, the Company issued 1,666,667 shares to Vision Opportunity Master Fund Ltd., (“Vision”) in the fifth private placement offering of $1,000,000 which closed on May 10, 2007. The cash proceeds from the issuance of shares, net of offering costs of $17,163, amounted to $982,837. As part of the private placement we agreed with Vision and HPC Capital Management Corp, the broker, to cancel series B and C warrants and to increase the number of series A warrants to 6,076,388 from 2,083,333 and broker warrants to 750,000 from 416,667 by reducing the exercise price from $1.75 to $0.60 per share. As a part of this agreement, Richard Lusk, our former President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration, a total of 4,000,000 unregistered shares of our common stock. The grant date fair value of the warrants amounted to $1,490,059 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 4.5%, volatility of 50.15%, and dividend yield of 0% and expected life of five years.

17.	On July 30, 2007, the Company issued 882,858 shares as registration rights penalty shares to the October 2006 private placement investors in settlement of partial liability.

18
On July 27, 2007, the Company entered into Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2007, with Vision. Pursuant to the terms of the July 27 amendment, we sold 6,666,666 shares of our common stock to Vision at a purchase price of $0.15 per share, for gross proceeds of $1,000,000 ($995,171, net of offering costs of $4,829). Vision agreed to eliminate the liquidated damages provision in the registration rights agreement dated as of May 4, 2007, and Vision waived the "full-ratchet" anti-dilution provision contained in the series A warrant issued to it in connection with the fifth private placement. Additionally, Mr. Lusk transferred to Vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Pursuant to the anti-dilution provision in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. to $0.15 per share from $0.60 per shares and increased the number of shares underlying such warrant from 675,152 to 2,700,608, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.15 from $0.60 per share and increased the number of shares underlying such warrant from $750,000 to 3,000,000. The grant date fair value of the warrants amounted to $188,671 was calculated using the Black-Scholes option pricing model using the following assumptions: risk-free rate of return of 3.88%, volatility of 51.4%, and dividend yield of 0% and expected life of five years.

Note 7. Stock-Based Compensation

On May 16, 2007 the Board of Directors approved a 3,120,000 stock option grant to the board members and employees. The grant date fair value of the options amounted to $849,709 which was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return of 4.6%, volatility of 50.15% and dividend yield of 0% and expected life of six years. The fair value of vested options of $303,393 has been expensed in the period ended September 30, 2007.

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan. On October 4, 2006 the Board of Directors authorized the Company to set up a 1,500,000 stock option reserve for senior executive recruitment and an additional 3,120,000 options were granted on May 16, 2007. During the nine-month period ended September 30, 2007, 2,751,668 options were forfeited or exercised. As of September 30, 2007, 8,110,000 options were outstanding and 3,890,000 options were available for future option grants.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the quarter ended September 30, 2007 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The outstanding options as of December 31, 2006 and 2005 were 7,741,668 and zero respectively.

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

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $782,214 or $(0.00) per basic and fully diluted share in the nine-month period ended September 30, 2007 and $192,062 or $(0.00) per basic and fully diluted share in the three-month period ended September 30, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $782,214 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the nine-month period ended September 30, 2007, no stock options were granted to consultants. 80,559 of the 200,000 options granted to consultants during 2006 were vested as of September 30, 2007 and the Company recorded $19,352 in expenses related to these options for the nine-month period ended September 30, 2007.

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

Significant Assumptions Used to Estimate Fair Value

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows:

Expected volatility	50.15%
Expected life in years	6 years
Risk-free interest rate	4.6%
Dividend yield	0%
Wt. average grant-date fair value	$0.27

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

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. Foldera has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index was 50.15% and has been applied in the Black-Scholes formula.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock-based compensation expense recognized during the nine-month period ending September 30, 2007 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668
Granted	0.51	-	3,120,000
Forfeited	-	-	(2,751,668)
Exercised	-	-	-
Outstanding at September 30, 2007	$0.51	$-	8,110,000

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.50-$0.55	8,110,000	4.4 years	$0.51	4.4 years	5,354,965	$0.51

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant-Date Fair Value
Non-vested - December 31, 2006	3,814,464	$0.51	1.5 Years	$0.25
Granted	3,120,000	-	-	-
Forfeited	(1,177,773)	-	-	-
Vested	(3,001,656)	-	-	-
Exercised	-	-	-	-
Non-vested - September 30, 2007	2,755,035	$0.51	1.0 Years	$0.25

The total compensation cost not yet recognized related to non-vested stock options is $1,052,093, which is expected to be recognized over a period of 1.75 years.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2006	$-	18,425,192
Granted		10,685,176
Exercised		(2,323,366)
Cancelled		(7,683,811)
Outstanding at September 30, 2007	$-	19,103,191

Outstanding Warrants

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15-$1.75	19,103,191	3.9 years	$0.62

All outstanding warrants were exercisable as of September 30, 2007.

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

Under the terms of this agreement, SAVVIS will provide collocation facilities, cage space, bandwidth, power, backup power and security. The term of the agreement shall continue until the expiration of the last expiring service term. On June 30, 2006, the Company signed a twelve-month service agreement whereby the Company agreed to pay $15,566 per month for the services to be provided by SAVVIS. The Company did not renew the yearly contract in 2007 and is currently using the SAVVIS facilities on a month-to-month basis.

(b)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $30,487 per month in rent and $3,087 in common-area maintenance expenses under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,335 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $1,029 per month. The Company recognized $313,296 in office occupancy expenses for the nine-month period ended September 30, 2007 compared to $241,443 for the same period in 2006. The Company closed the Chicago, IL and Albuquerque, NM offices in June 2007 and closed the Bellevue, WA office in September 2007. The Company entered into an arrangement on October 29, 2007, to sublease approximately 60% of its office space starting November 15, 2007 and is currently in negotiations to sublease all or a portion of the remaining office space in Huntington Beach. The Company plans to move into a smaller office space in the area once these sub-lease arrangements are finalized.

(c)   Equipment Leases:

As of September 30, 2007, the Company had entered into capital leases with nine strategic vendors for the financing of computer equipment. The Company pays approximately $12,406 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
2007	$36,034	62,131	$98,166
2008	106,735	$146,691	253,426
2009	73,623	150,328	223,951
2010	32,153	140,023	172,176
2011	29,474	-	29,474
Thereafter	-	-	-
	$278,021	$499,173	$777,193
Less: Amount representing interest	(48,794)
Present value of minimum lease payments	229,227
Less: Current portion	(98,580)
	$130,647

(d)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with Jnan Dash, its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January 2007. The Company is no longer obligated to pay the monthly consulting fee, but has agreed to issue 200,000 shares of its common stock when it reaches the final milestone as per the agreement.

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and to issue warrants to purchase 2,900,000 shares of the Company's common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $635,331 based on 42.68% volatility, 4.5% risk-free rate of return and 0% annual rate of quarterly dividend yield and a five year expected life. On October 3, 2006, the Company this agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. (“CCN”) to provide similar services. Pursuant to the contract, the Company paid in advance $106,875 representing a monthly payment of $11,250 per month for ten months followed by a final payment of $5,625 in October 2007. Additionally, the Company paid CCN $200,054 for consulting services provided in 2007. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which are exercisable at $0.50 per share, to CCN. The Company has been expensing the fair value of these warrants over the term of the agreement. During the nine month period ended September 30, 2007, the Company expensed $211,243 and deferred $23,470 in the consolidated financial statements.

In April 2006, the Company entered into a one-year consulting agreement with Ibis Consulting Group for the purpose of providing investor relations services. Pursuant this agreement, the Company agreed to pay Ibis $3,500 per month upon commencement of the term of the agreement and to issue a total of 160,000 shares of common stock based on the following schedule: 80,000 shares to be issued on October 1, 2006 and the remaining 80,000 shares to be issued on April 1, 2007. 80,000 shares were issued on October 1, 2006 and these shares were recorded at fair value of $118,900, based on the price of our stock on October 1, 2006, as per the agreement. An additional 80,000 shares were issued on June 13, 2007 and these shares were recorded at fair value of $60,800, based on price of our stock on April 1, 2007, as per the agreement. On April 1, 2007 the Company extended the consulting agreement with Ibis on the same terms as the April 2006 agreement. This agreement was terminated on August 1, 2007.

In April 2007, the Company entered into a one-year consulting agreement with Lewis Global Public Relations for the purpose of providing public relations services. Pursuant to this agreement, the Company agreed to pay Lewis $9,000 a month upon commencement of the term of the agreement. This agreement was terminated on September 1, 2007, and the Company paid a termination fee of $20,400.

(e) Private Placement

On July 12, 2007 the Company issued 1,666,667 shares to Vision as part of the fifth private placement offering of $1,000,000 (minimum aggregate purchase price and up to a maximum of $4,000,000) which closed on May 10, 2007. The registration rights agreement that the Company entered into in connection with the fifth private placement offering provides that the Company must file a registration statement within 30 days after the final closing of the financing (July 31, 2007) and cause it to become effective within 120 days after the final closing (or 150 days after the final closing if there is a full SEC review). In the event either date is missed, a cash penalty of 2% of the investment per month is owed by the Company, up to a total penalty of 20% of the investment. On July 27, 2007, Vision agreed to eliminate this penalty in connection with the issuance to Vision of 6,666,666 shares of our common stock at a purchase price of $0.15 per share.

Note 9. Subsequent events

 On October 4, 2007, the Company entered into a non-exclusive agreement with an investment banking firm to help the Company explore strategic alternatives. Compensation under the agreement is only payable if a contemplated transaction is consummated.

On October 18, 2007, the Company entered into a consulting agreement with Davide Caramico to advise the Company on business matters, including development of relationships with strategic business partners in the European Union. As compensation for the services performed by Mr. Caramico, the Company agreed to issue 100,000 shares of the Company’s common stock when the agreement was executed and to pay Mr. Caramico a monthly consultant fee of Euros 5,000 in cash during the term of this consulting arrangement. Unless sooner terminated upon 30 days notice by either party, the agreement will expire on July 31, 2008.

On October 24, 2007, the Company entered into a partnership agreement with Tiscali Services S.p.A. (“Tiscali”), a European Internet Service Provider (ISP). Pursuant to this partnership agreement, Tiscali will provide the Company with infrastructure and services to further the Company’s efforts to launch the Foldera product in the European Union, and Tiscali may market the Foldera product to its own customers in the European Union. The partnership agreement provides that the Company will be solely responsible for all costs and expenses associated with the development, commercialization and marketing of the Foldera product in the European Union, and that the Company will determine when the Foldera product will be made available in the European Union. Tiscali will be responsible to provide electrical power, bandwidth, co-location space, firewall, load balancing, LAN switch, anti-spam and anti-virus and other services on an ongoing basis. The partnership agreement further provides that, during the term of the partnership agreement, Tiscali will receive ten percent (10%) of the revenue generated by the Company and/or Tiscali from the commercialization of the Foldera product in certain specified countries within European Union. The partnership agreement does not have a fixed expiration date but may be terminated by either party upon six months notice, provided that no such notice may be given prior to the second anniversary of the date upon which the Foldera product is first made available in the European Union.

The Company entered into a separate agreement with Tiscali on October 24, 2007, pursuant to which Tiscali will provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company will be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali will be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company will pay a fee (which is currently expected to range between $14,000 and $16,000 per month) to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009.

On October 31, 2007, Richard Lusk resigned his position as President and Chief Executive Officer of the Company, effective immediately. Mr. Lusk, the Company’s founder, will continue to serve as Chairman of the Company’s Board of Directors. Concurrent with Mr. Lusk’s resignation, Hugh Dunkerley was named President and Chief Executive Officer of the Company. Mr. Dunkerley, age 34, has served as the Company’s Chief Operating Officer since June 2007 and as the Company’s Vice President of Corporate Finance from June 2006 to June 2007.

On July 20, 2007, the Company’s Board of Directors approved a restructuring plan to lower costs while retaining a core group of employees to manage the ongoing operations of the business. On July 20, 2007, the Company reduced its workforce from 49 employees to 23 employees and on November 9, 2007, the Company further reduced its workforce from 23 employees to 8 employees in carrying out this restructuring plan. The Company expects to incur one-time charges of approximately $48,000 in the fourth quarter of 2007, primarily associated with termination benefits, and that substantially all of the one-time charges will result in cash expenditures.

The Company entered into a subleasing arrangement for approximately 60% of its office space commencing on November 15, 2007 and is currently in negotiations to sublease all or a portion of its remaining office space in Huntington Beach. The Company plans to move into a smaller office space in the area once the sublease arrangements are finalized.

On November 9, 2007, the Company retained Cambridge Technology Consulting Group to improve Foldera’s technology and application development process.

Item 2. Management's Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Foldera, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is an easy-to-use online service that combines email, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 100,000,000 shares of common stock authorized and 8,559,600 shares issued and outstanding. Pursuant to the merger, all of the 91,313,720 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 99,873,320 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.'s wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.'s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split.

We had not generated any revenues as of December 31, 2006 and so are considered a development stage company. We ended 2006 with $5.77 million of cash on our balance sheet. Given our current cash usage rate and our expectations to generate revenue in the first or second quarter of 2008 in connection with the release of our Foldera product into the general marketplace, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. To address the potential cash shortfall situation, the Company sold 1,666,667 of our common stock to the Vision Opportunity Master Fund on May 10, 2007 at $0.60 per share and received $982,837, net of $17,163 in expenses. Additionally, to induce Vision to enter into the Common Stock Purchase Agreement and to reduce potential dilution to our existing shareholders, Richard Lusk, our then President and Chief Executive Officer, agreed to transfer to Vision, for nominal consideration and from his own stock holdings, a total of 4,000,000 unregistered shares of our common stock.

We amended this agreement with Vision on July 27, 2007, resulting in an additional purchase by Vision of 6,666,666 unregistered shares of our common stock at $0.15 per share, with Mr. Lusk personally transferring to Vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the end of calendar 2007. However, we believe that our ability to operate beyond the end of calendar 2007 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

On July 20, 2007, our Board of Directors committed us to a restructuring plan pursuant to which we reduced our work force from 49 employees to 23 employees and will pursue other cost reduction activities. The Board approved this restructuring plan to lower costs while retaining a core group of employees to manage the ongoing operations of the business. We incurred one-time charges of approximately $100,000 in the third quarter of 2007, primarily associated with termination benefits, and substantially all of the one-time charges will resulted in cash expenditures.

As a result of the restructuring plan:

•
We have reduced payroll and payroll related costs by approximately $100,000 a month by reducing our headcount from 49 employees to 23 employees and by outsourcing a portion of our software development work to India.

•	We have terminated our relationship with two consultants, which is expected to save us approximately $20,000 a month.

•	We have reduced our investor relations related expenses by approximately $15,000 a month.

•	We have eliminated the $2,500 monthly cash payment to each of the independent members of our Board of Directors until we are able to operate on a cash flow breakeven basis.

•	Our then President and Chief Executive Officer, Richard Lusk, voluntarily declined to receive salary or benefits from the Company effective July 31, 2007.

On November 9, 2007, the Company further reduced its workforce from 23 employees to 8 employees in carrying out this restructuring plan. The Company expects to incur one-time charges of approximately $48,000 in the fourth quarter of 2007, primarily associated with termination benefits, and that substantially all of the one-time charges will result in cash expenditures.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We plan to release our Foldera product into the general marketplace in the first or second quarter of 2008, with commensurate revenue expected to be generated after such release. We anticipate being in a continuous beta version upgrade cycle of our product as time goes on as we receive feedback from our user base and incorporate that feedback into future versions of our software product.

Due to the ongoing cost of operations and the uncertainty of generating sufficient revenues to cover those operating expenses, there is a probability that the Company will not remain a going concern without additional funding. See Note 2 to the accompanying financial statements, regarding going concern.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes.

Application of Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require our management's significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $412,918.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Long-Lived Assets. Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets' estimated economic lives ranging from two to seven years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123-R,“Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which we previously followed in accounting for stock-based awards. In March2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. We have applied SAB107 in its adoption of SFAS 123-R.

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

Please refer to Note 2, for additional Critical Accounting Policies.

Results of Operations

Comparison of Three and Nine-month Periods Ended September 30, 2007 and September 30, 2006

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2007 increased to $2,788,879 or $(0.02) per share from $1,922,944 or $(0.02) per share over the prior year period. The overall increase in operating expenses of $865,935 or 45.0% is due to a one-time property and equipment impairment charge of $787,171, increases in payroll, including a one-time restructuring charge of approximately $100,000, and technical outsourcing expenses. These increases were somewhat offset by decreases in investor relations and equity-based compensation expenses. Total operating expenses for the nine-month period ended September 30, 2007 decreased to $8,229,814 or $(0.07) per share from, $7,657,917 and $(0.08) per share. The overall increase in loss for the nine-month period ended September 2007 of $571,897 or 7.5% over the prior-year period, is due to a one-time property and equipment impairment charge of $787,171, increases in payroll, including a one-time restructuring charge of approximately $48,000, investor relations and depreciation expenses. These increases were somewhat offset by decreases in equity-based compensation, legal and accounting and outside services expenses.

Net Loss. Our net loss for the three-month period ended September 30, 2007 increased to $2,765,884 or $(0.02) per share from $1,895,085 or $(0.02) per share over the prior year period. The overall increase in net loss of $870,799 or 46.0% was due to a one-time property and equipment impairment charge of $787,171 and increases in payroll, including a one-time restructuring charge of approximately $100,000, and technical outsourcing expenses. These increases were somewhat offset by decreases in investor relations and equity-based compensation expenses.

Our net loss for the nine-month period ended September 30, 2007 increased to $8,000,353, or $(0.07) per share, from $7,594,441, or $(0.08) per share, over the nine-month period ended September 30, 2006. The overall increase in net loss of $405,912, or approximately 5.3% over the prior-year period, is due to a one-time property and equipment impairment charge of $787,171, increases in payroll, including a one-time restructuring charge of approximately $48,000, investor relations and depreciation expenses. These increases were somewhat offset by decreases in equity-based compensation, legal and accounting and outside services expenses.

Financial Condition

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets. Assets decreased by $5,184,811 to $2,674,282 as of September 30, 2007, or approximately 66.0%, from $7,859,093 as of December 31, 2006. This reduction was primarily due to the decrease in cash and cash equivalent balances as the Company funded the net loss for the nine-month period, a one-time property and equipment impairment charge of $787,171 and decreases in prepaid expenses and property and equipment.

Liabilities. Total liabilities decreased by $789,451 to $1,082,750 as of September 30, 2007, or approximately 42.2%, from $1,872,201 as of December 31, 2006. The decrease was due to a reduction in penalty shares, accounts payable and accrued expenses and was somewhat offset by increases in registration rights liability and capital lease obligations.

Stockholders' Equity. Stockholders' equity decreased by $4,395,360 to $1,591,532 as of September 30, 2007 or approximately 73.4% from $5,986,892 as of December 31, 2006. The decrease was due primarily to a net loss during the nine-month period ended September 30, 2007 and was partially offset by an increase in additional paid in capital as the Company raised funds through private placement offerings and as warrants were exercised.

Liquidity and Capital Resources

General. Overall, we had a decrease in cash flows of $3,845,735 for the nine-month period ended September 30, 2007 resulting from $5,761,800 cash used in operating activities and $67,570 of cash used in investing activities, offset by $1,983,635 of cash provided by our financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $5,761,800 for the nine-month period ended September 30, 2007 was primarily attributable to a net loss of $8,000,353, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $602,032, impairment of property and equipment of $787,171, employee options expense of $782,214, deferred expense - warrants of $211,243, issuance of shares for service of $60,800, the issuance of stock options for services of $19,352, a decrease in prepaid expenses and other current assets of $126,221 partially offset by a decrease in registration rights liability of $75,102, a decrease in accounts payable and accrued expenses of $426,547 and an increase in deposits of $1,055.

Cash Flows from Investing Activities. Net cash used in investing activities of $67,570 for the nine-month period ended September 30, 2007 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities. Net cash of $1,983,635 generated in financing activities in the nine-month period ended September 30, 2007 was primarily due to proceeds from private placement offering for shares to be issued of $1,978,009, the exercise of warrants for cash of $98,000, offset by payments for leased equipment of $92,374.

Financing. In the nine-month period ended September 30, 2007, our funds from operations were insufficient to fund our daily operations. Therefore, we may be required to seek additional funds either through debt or equity financing. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

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

During the nine-month period ended September 30, 2007, we issued 9,907,778 shares and zero shares are to be issued as compared to 4,328,000 shares were issued and 1,957,913 shares were to be issued during the nine-month period ended September 30, 2006, respectively.

As of September 30, 2007, we had entered into seventeen capital leases with various equipment suppliers in the amount of $517,433, of which $229,277 was outstanding as of September 30, 2007.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Subsequent Events

On October 4, 2007, the Company entered into a non-exclusive agreement with an investment banking firm to help the Company explore strategic alternatives. Compensation under the agreement is only payable if a contemplated transaction is consummated.

On October 18, 2007, the Company entered into a consulting agreement with Davide Caramico to advise the Company on business matters, including development of relationships with strategic business partners in the European Union. As compensation for the services performed by Mr. Caramico, the Company agreed to issue 100,000 shares of the Company’s common stock when the agreement was executed and to pay Mr. Caramico a monthly consultant fee of Euros 5,000 in cash during the term of this consulting arrangement. Unless sooner terminated upon 30 days notice by either party, the agreement will expire on July 31, 2008.

On October 24, 2007, the Company entered into a partnership agreement with Tiscali Services S.p.A. (“Tiscali”), a European Internet Service Provider (ISP). Pursuant to this partnership agreement, Tiscali will provide the Company with infrastructure and services to further the Company’s efforts to launch the Foldera product in the European Union, and Tiscali may market the Foldera product to its own customers in the European Union. The partnership agreement provides that the Company will be solely responsible for all costs and expenses associated with the development, commercialization and marketing of the Foldera product in the European Union, and that the Company will determine when the Foldera product will be made available in the European Union. Tiscali will be responsible to provide electrical power, bandwidth, co-location space, firewall, load balancing, LAN switch, anti-spam and anti-virus and other services on an ongoing basis. The partnership agreement further provides that, during the term of the partnership agreement, Tiscali will receive ten percent (10%) of the revenue generated by the Company and/or Tiscali from the commercialization of the Foldera product in certain specified countries within European Union. The partnership agreement does not have a fixed expiration date but may be terminated by either party upon six months notice, provided that no such notice may be given prior to the second anniversary of the date upon which the Foldera product is first made available in the European Union.

The Company entered into a separate agreement with Tiscali on October 24, 2007, pursuant to which Tiscali will provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company will be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali will be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company will pay a fee (which is currently expected to range between $14,000 and $16,000 per month) to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009.

On October 31, 2007, Richard Lusk resigned his position as President and Chief Executive Officer of the Company, effective immediately. Mr. Lusk, the Company’s founder, will continue to serve as Chairman of the Company’s Board of Directors. Concurrent with Mr. Lusk’s resignation, Hugh Dunkerley was named President and Chief Executive Officer of the Company. Mr. Dunkerley, age 34, has served as the Company’s Chief Operating Officer since June 2007 and as the Company’s Vice President of Corporate Finance from June 2006 to June 2007.

On July 20, 2007, the Company’s Board of Directors approved a restructuring plan to lower costs while retaining a core group of employees to manage the ongoing operations of the business. On July 20, 2007, the Company reduced its workforce from 49 employees to 23 employees and on November 9, 2007, the Company further reduced its workforce from 23 employees to 4 employees in carrying out this restructuring plan. The Company expects to incur one-time charges of approximately $48,000 in the fourth quarter of 2007, primarily associated with termination benefits, and that substantially all of the one-time charges will result in cash expenditures.

The Company entered into a subleasing arrangement for approximately 60% of its office space commencing on November 15, 2007 and is currently in negotiations to sublease all or a portion of its remaining office space in Huntington Beach. The Company plans to move into a smaller office space in the area once the sublease arrangements are finalized.

On November 9, 2007, the Company retained Cambridge Technology Consulting Group to improve Foldera’s technology and application development process.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Evaluation of Disclosure Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Amendment No. 1, dated as of July 27, 2007, to Common Stock Purchase Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (1)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Incorporated by reference to registrant's Form 8-K filed August 1, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC.

Dated: November 19, 2007	By:	/s/ Hugh Dunkerley
Hugh Dunkerley
President and Chief Executive Officer
(principal executive officer)

Dated: November 19, 2007	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)