Form 10KSB
period 2007-12-31
FOLDERA, INC
filed 2008-03-27
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No.:  333-118799

FOLDERA, INC.
(Name of small business issuer in its charter)

Nevada	20-0375035
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2952 Daimler St.
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (714) 766-8700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☐ No ☒

The issuer’s revenues for its fiscal year ended December 31, 2007, were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $4,439,835, based on the closing price of $0.08 per share on March 1, 2008, as quoted by the OTC Bulletin Board.

As of March 1, 2008, 125,507,944 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Documents Incorporated by Reference: None

FOLDERA, INC.
2006 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Our company, Foldera, Inc. (the “Company”), intends to provide consumer and business users with an easy-to-use software service for email and file sharing. We plan to offer end users with an intuitive and easy to use suite of web-based applications, including email, file sharing, calendar, contact manager and task manager in an integrated software-as-a-service (SaaS) solution. When available, our software service is expected to provide users with a better way to manage, aggregate and organize emails and files, projects, activities, communities or users. This service, which we call Foldera, is designed for use by individuals, businesses and organizations who want to improve collaboration and productivity between colleagues, friends and families.

After more than five years in development, testing and feature refinement, we launched our sign-up page in mid-February 2006 and received more than 16,000 account requests for the free Foldera service. On June 19, 2006, we officially launched a limited beta version of our Foldera service, rolling it out to a select number of users in the United States. During this limited beta program rollout, the Foldera service was not able to handle the large number of users wanting the service and we began to concentrate on further development of our software application and to re-architect the application in order to more effectively support the number of users who had indicated an interest in using our service. On March 30, 2007, we launched an expanded public preview of the application and by October 2007 we had in excess of 2,800 businesses and over 11,000 users signed-up for our application.

In November 2007, we changed our go-to-market strategy and shifted our sales and distribution model to Internet Service Providers (ISPs) and other application service providers (ASPs) who are capable of hosting the Foldera service. As part of this strategy shift, we entered into a contractual agreement with Tiscali Group (an Italian-based ISP) in order to provide infrastructures and services to further our efforts to offer the Foldera service in Europe. We intend to deliver the service to third-party ISP, ASP and mobile operator subscribers using a SaaS delivery model. This approach is intended to eliminate the need for the service providers who resell the Foldera service to build out infrastructure, develop software or host the Foldera service themselves. Tiscali currently manages 12 million email accounts, delivers broadband internet services to more than 3 million customers and hosts important portals generating over 18 million unique users.

We intend to target consumers and small to mid-size businesses through ISPs, ASPs and mobile operators in Europe. We believe that our service will be especially useful to consumers wanting a single tool to integrate their emails and to share files and photos with friends and family and for business teams that work away from a central office and need to collaborate on multiple projects and activities. We believe these ISPs, ASPs and mobile operators are losing customers due to the inadequacy of their current offerings and portal sites which leads to poor user experience with email and lack of a file-sharing solution.

On December 20, 2007, we executed an operational change to shut down our publicly available beta offering of the Foldera application in the United States.  This decision will allow us to reduce costs while enabling us to focus on a service provider hosting strategy and to concentrate our effort on increasing our presence in the European market through our hosting partnership with Tiscali.

Product Overview

We intend to deliver a powerful, easy to use and secure information organizer and group sharing suite of tools that will be targeted at consumers and businesses who want a cost-effective, web-based application for collaborating their digital information across multiple groups of people. When development is complete, we anticipate Foldera will be a comprehensive suite of software tools that will integrate email, file sharing, calendar, contact management and task management. Foldera will be designed to provide a seamless interface and an easy to use design for a fast and simple method of integrating work and home information into a single environment.

Foldera simplifies the task of collaborating and information sharing between colleagues, friends and family. Foldera is designed for the fundamental way people share and interact with other people by using groups to aggregate and organize user’s information. These Groups can be business teams, communities, friends, family members or any other group of people an individual wants to share and communicate with. By using Groups and folders, all relevant information on a project, activity or community can be managed and shared with the appropriate people and it can be easily updated and organized for improved productivity. Foldera will be developed on an extensible platform designed to provide users with enhanced capabilities such as integrating with mobile phones, social and business networking features and synchronization with tools and applications currently used by the user.

Foldera is intended to be an email and file-sharing solution that goes beyond a standard Personal Information Manager (PIM). By employing our easy-to-use web interface, Foldera users can be up and running and fully coordinated and sharing information with colleagues, friends and family within minutes. Foldera enables users to add additional team members, friends and family for easy sharing and collaboration. From a member’s perspective, there will be no hardware to buy, no downloads, no patches, no upgrade cycles, no IT resource involvement for set up or maintenance. Because the Foldera product offering will be browser-based, we anticipate that members will require very modest training in order to effectively utilize our product.

Users can feel confident that their communications will remain confidential as Foldera will offer encrypted transmission using SSL technology, the same as bank and online financial transactions.  In addition, we anticipate that Foldera will incorporate anti-spam and anti-virus protection for user emails and files.

New information should be instantly available to all entitled members in one centralized location on the Internet. With Foldera, communications will be more efficient and effective, and information sharing is expected to be faster, easier and more reliable than when using disconnected, single-purpose applications and traditional email without Foldera. By using Foldera’s organization, messaging and collaboration system, business teams and individuals will be kept up to date and working more productively on a parallel basis, saving time and potential confusion within the business.

Market Research

According to a study conducted by Bluestreak, Inc. in November 2006, over 65% of internet users in the United States have three or more email addresses. In addition, on average, users received approximately 600 work and personal emails per week. Finally, email was the predominant and most frequently used messaging tool by internet users. We believe this research shows that users can benefit from a single platform that can manage and aggregate multiple email addresses and information sources and instantly organize this information for improved productivity and sharing.

The SaaS market is growing rapidly as internet broadband reaches mass adoption and users want a less expensive, easier to use and manage software than standard desktop applications. The ability for web-based applications to be secure and to offer features and updates without complicated installations and downloads provides users with an easier to use and less costly solution than previously available in a desktop-only environment.

Businesses around the world are looking to gain competitive advantage while lowering costs. One of the ways that businesses are seeking to lower their costs is to outsource their email and collaboration software to a trusted service provider. The ability of service providers to differentiate themselves through an ever-expanding range of services delivered at a competitive and profitable price is the principal determining factor between success and failure. Basic email is no longer adequate to meet the increasing expectations of business customers. In May 2007, the Radicati Group, a consulting group that provides market research on the messaging and collaboration (email services) market, stated the following:

•	Revenue in the corporate messaging and collaboration software segment expanded to roughly $2.7 billion in 2007 and will grow to $4 billion per annum by 2011

•	The total number of hosted email mailboxes will increase from 1.4 billion mailboxes in 2007, to nearly 2 billion mailboxes in 2011

•	The hosted email market is expected to grow from $695 million in 2007, to over $1.2 billion in 2011

•
The fastest growing segment of the messaging and collaboration software market will be for “hosted services.” This is expected to lead to a flat to declining market for the “on premise” portion of the market, with a continuation of the trend toward outsourced and hosted email solutions.

Industry Overview

We intend to focus on two large industry segments: the European hosted email market and the messaging and collaboration SaaS market.

The European Hosted Email Market. According to a 2007 Radicati Group report on the European hosted email market, European ISPs and service providers have not been able to offer as much storage and functionality as webmail providers. Many of these service providers are transitioning away from less competitive and costly home-grown services to commercially available products.

In addition, these same ISPs and service providers are losing customers from their portal sites as they are not offering competitive email and file sharing solutions that are available from other hosted SaaS vendors. A solution for these ISPs and service providers to reverse the current trend is to offer a unique and competitive email and file sharing solutions directly to their customers. By doing this, the ISP or service provider can retain and grow their customer base (and grow user volume and storage beyond their own customer base) and obtain additional revenue streams from their customer base (and extended customer base users).

ISP and service providers can potentially benefit from the Foldera service in the following ways:

•	Improve customer retention to their portal sites and increase overall web-traffic

•	Obtain incremental revenue stream opportunities with storage and premium services (customization, mobile, etc.)

•	Increase advertising revenue with increased web traffic and advertising placements

•	Participate in the rapidly growing social and business networking space

•	Reduce the support and maintenance costs with a vendor provided email and collaboration/sharing solution

•	Participate in the growing mobile phone and text messaging markets

The Messaging and Collaboration Software Market. The Radicati Group is forecasting that the fastest growing segment of the messaging and collaboration software market will be for “hosted services.” This is expected to lead to a flat to declining market for the “on premise” portion of the market, with a continuation of the trend toward outsourced and hosted email solutions. In their May 2007 study, the Radicati Group projects that the total number of hosted email mailboxes will increase from 1.4 billion mailboxes in 2007, to nearly 2 billion mailboxes in 2011. Foldera is a hosting service provider.

In September 2006, The Gartner Group released a report entitled, “Enterprise Social Software to Boost Efficacy of Non-Routine Work.” In this report, The Gartner Group states that “the next big wave of productivity gains will come from improving the efficiency of non-routine, creative work, particularly that which results from the key activities by which workers create value - discovering, innovating, collaborating, leading and learning.”  According to The Gartner Group, “Enterprise social software will expand the options available for augmenting key behaviors that rely on social interactions such as discovering, innovating, collaborating, leading and learning. The challenge is to adapt and adopt different ways to stimulate and channel the creativity of high impact workers toward developing new ideas, collaborating across organizational boundaries, and establishing more effective virtual teams.” Vendors will also target small businesses with hosted collaboration services. Vendors have dozens of hosted collaboration services in the market, used by millions of small-business employees. Some vendors offer just asynchronous collaboration features (e.g., discussion threads, document repository and workflow). Others also offer real-time collaboration (e.g., Web conferencing and instant messaging). Hosted collaboration service providers increasingly offer these capabilities as part of a broader set of business applications (e.g., contact management, customer management and project management).

Target Audience - European Consumers and Small and Medium-size Businesses (SMB) through ISPs and service providers

We intend to target two customer segments in the European market with the Foldera offering - consumers and small-to-mid-sized businesses. Our approach will be to sell the Foldera application to ASPs, ISPs and mobile operators who want web email and group collaboration application designed to retain customers and offer new revenue models and services to their customers. ISPs have spent a significant amount of money on building out infrastructure for customer broadband access. In comparison, ASPs focus on providing applications to users over the internet. By targeting both ISPs and ASPs, we can gain access to a large installed base of customers and a sales channel for small and mid-sized businesses and consumers. In addition, mobile operators may want to increase their revenue stream by delivering email and collaboration solutions to their mobile users. According to a January 18, 2008 survey by Webcredible, 33% of the mobile users they survey stated that the ability to receive email on their mobile device would be their number one priority if service quality and speed were not an issue.

By focusing our efforts on the service providers, we intend to reach millions of mail boxes and customers more directly than marketing solely to end users. Since the service provider and ISPs, ASPs and mobile operators will host our offering, we can focus our resources on software development along with sales and marketing to meet the demands of the current installed client base of ISPs, ASPs and mobile operators without the full cost of building out a complete hosting infrastructure.

The European ISP market presents us with an opportunity to deliver a better email client to their customer base with an improved user experience and latest features at a lower cost than other software currently available in the market. Many of these ISPs are transitioning from home-grown email systems and want a solution that will reduce their total cost of ownership while increasing customer adoption and retention.

Revenue Model

We anticipate generating revenue from selling the Foldera email and file sharing solution to European ASPs, ISPs and mobile operators. Our revenue is expected to be primarily generated by ISPs, ASPs and mobile operators paying us a per user licensing fee. There are also additional opportunities for revenue sharing from enhanced services and features, including:

Sales of Premium Storage. Sale of additional storage amounts to users and businesses. We anticipate that storage requirements will increase as users fully adopt our solution and increase the amount of information they store and share.

Mobile Phone Email Delivery. We intend to offer users the ability to receive emails on standard mobile phones. It is envisioned that this service will generate an extra monthly fee which can be split between us and the ISPs and mobile providers.

Advertising. Foldera’s platform will offer ISPs the ability to host advertising within the application. This advertising revenue can be shared between us and the service provider.

Premium Features and Services. We are considering offering additional premium features and capabilities. These pre-mium features or services may include the following:

•	Revenue from partner promotions of additional features and services

•	Customization services to help businesses create groups and websites

•	Revenue from partner offerings and services (potential examples include printing photos, booking hotels, travel, etc.)

Rollout Strategy

Service Provider and ISP Distribution Strategy. We plan to have European ISPs and ASPs host and distribute the Foldera application to end users. This should allow us to focus on software development along with sales and marketing without having to spend time and money building out infrastructure that already exists. Our intent is to leverage the Tiscali Services hosting partnership in Europe to provide the Foldera offering to other ASPs and ISPs. We will provide our software to the ISPs, ASPs and Mobile operators for them to host and make available to their customer base.

Our sales strategy is to focus on the European ISP, ASP and Mobile operator companies who want a less costly, more feature rich email and file sharing solution to offer their customers. We intend provide these companies with a software solution that provides the latest “web 2.0” features customers are demanding while also providing additional revenue streams, such as mobile phone email and file storage.

We believe that Foldera customer adoption will virally increase as users add groups and other users to their account This should duplicate a cost-effective strategy for customer adoption that has been used by other successful web-based software offerings. For example, Hotmail, Skype, Firfox, MySpace, Flickr, Facebook, Linked-In and others used this marketing and distribution strategy to successfully obtain millions of members in a short period of time. We believe that when people discover an online service they like, they will tell their friends and business associates about it, who, in turn, tell others through word-of-mouth or email. While Foldera’s rollout will be modeled after other successful web-based offerings, we can offer no assurances that the market will similarly receive our product.

Ongoing Improvements - Application Roadmap

Here are a few of the items on our product roadmap:

Enhanced Web Email. This feature would provide service providers hosting the Foldera service with the ability to either integrate into an existing email service and use the Foldera application to manage, organize and integrate their email addresses or to replace their existing email service with Foldera’s webmail service. The result would provide flexibility, cost savings and easy migration for the service providers while users can experience an easier to use email client that is integrated with other features that the Foldera application provides, such as task management, contact manager and file sharing.

Deluxe Website and Wiki Editing. The editing tools used for creating a user’s own website and/or wikis will be enhanced to provide more functionality and ease of use. Additional new layout tools, RSS support and templates may be released so users can quickly and easily create websites from within Foldera which can be shared and published.

Intelligent Email and File Auto-Sorting. We may deliver customers with an artificial-intelligence based solution to bring organization and simplified management to chaotic emails and file sharing/management.

Foldera Toolbar. This tool would provide users with an easy way to quickly and easily add contacts and calendar events to groups within their Foldera application.

Group Templates. We may make available group options and templates that would provide users with an easier experience in creating a new group with pre-populated settings and configurations so they can quickly start using and engaging in the new group.

Additional Customization for the Main Page. We may make the main page of the application fully customizable. Users would be able to layout Foldera data gadgets (like calendar and list gadgets) as well as integrate third-party web gadgets like RSS readers, local weather gadgets, etc. In addition, several templates may be made available to choose from depending upon user interests.

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

Competition

The messaging and collaboration software industry is highly competitive and we expect this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better software applications and product functionality. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have considerably greater resources, including financial and software development personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than us to respond quickly to, or significantly influence, rapid technological change and changes in consumer demand. If we are unable to compete effectively in the messaging and collaboration software industry, we may not increase revenues or achieve profitability.

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

In addition to the foregoing, a slowdown affecting the general growth in demand for messaging and collaboration software and related products and services could harm our revenue and prospects for achieving profitability. The markets for our products and services depend on economic conditions that affect the broader software and technology related markets. Downturns in any of these markets may cause end users to delay adoption of our products and services. Customers may experience financial difficulties, cease or scale back operations or reverse prior decisions to adopt our products and services. As a result, we could experience longer product sales cycles and pressure from the market to reduce prices. A reduction in prices could cause us to realize lower revenues and margins.

Continuing changes in technology and industry standards could render our software products unmarketable or obsolete. The markets for our products change rapidly because of technological innovation, changes in customer requirements, declining prices and evolving industry standards. New products and technologies often render existing technology oriented products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on its ability to introduce innovations in its products, integrate new technologies into its application on a timely basis. There is no guarantee that we will be successful in achieving these goals or that it will do so in a manner that is sufficiently timely to ensure that we are able to successfully compete for customers and market share. Additionally, if we fails to incorporate the features, performance criteria and security standards in its product and services that customers require, market acceptance of its products may not materialize or may be significantly delayed and our revenues may level off or decline as a consequence.

Technological advances also require us, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in its products and services. Product development for SaaS products requires substantial lead time for development and testing. If we do not commit resources to developing and selling products incorporating new technologies at the rate demanded by our markets, our products and services may be rendered obsolete, revenues could suffer and we may not achieve profitability. Even if we do develop new or enhanced products and services, we cannot guarantee that these products will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect revenues and prevent us from achieving profitability.

 The competitive factors described above may have a material adverse effect on our future operating results, including reduced profit margins and loss of market share. Accordingly, there can be no assurance that we will be successful in our ability to enhance current products and develop and introduce future product attributes that will achieve market acceptance. Our future is largely dependent on the development of new product feature sets for its messaging and collaboration software offering. Because we are a development-stage company, these products and services are still in varying stages of development and there can be no assurance that the development of the products and services will be successfully launched or completed on a timely basis.

We face competition from other messaging and collaboration service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the areas of email and instant messaging, and we may also compete with companies that sell products and services online because these companies are attempting to attract users to their websites to search for information about products and services. Many of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and websites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, products and services. If our competitors are successful in providing a similar or better messaging and collaboration application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user traffic. Any such decline in traffic could materially and adversely affect revenues and prevent us from achieving profitability.

 We also compete with destination websites that seek to increase their search-related traffic. These destination websites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those provided by us. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

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

Research and Development

Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed , or  SFAS 86. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenues and estimated economic life and changes in software and hardware technology. We do not have any capitalized software product development costs as of December 31, 2007. Research and product development expenditures were approximately $1,892,559 and $2,414,864 in the years ended December 31, 2006 and 2007, respectively.

Employees

At December 31, 2007, we had 6 employees in the United States. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit. All employees sign standard employment agreements that specify they are all “at will” employees.

Corporate Information and Organizational History

We were founded in December 2001 by Richard Lusk, our current Chairman and former President and Chief Executive Officer. Mr. Lusk has been the visionary force behind several software companies and was a founding shareholder of Predictive Technologies, Platform Technologies and Oanda.com. In February 2006, we completed a reverse merger into a publicly held holding company, Expert Systems, Inc., and concurrently changed our corporate name from Taskport, Inc. to Foldera, Inc., and raised $10.6 million in two private financing transactions completed in the first quarter of 2006 and the third quarter of 2005. In May 2006, we effected a 4-for-1 forward stock split of our outstanding shares of common stock. All share amounts contained herein reflect the 4-for-1 forward stock split.

Since our business is that of Foldera only, and the former Taskport stockholders control the merged companies, the information contained herein for periods prior to the fiscal year ended December 31, 2006 is that of Taskport as if Taskport had been the registrant for all the periods presented in this report. The section “Management’s Discussion and Analysis or Plan of Operation” and the audited consolidated financial statements presented in this report are those of Taskport prior to the reverse merger, as these provide the most relevant information about us up to the reverse merger.

Our principal executive offices are located at 2952 Daimler Street, Santa Ana, California 92705, and our telephone number at that address is (714) 766-8700. We maintain a corporate website at www.foldera.com. The contents of our website are not part of this report and should not be relied upon with respect to the report.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations.  We intend to start selling a newer version of the Foldera service to European ISPs and service providers during the second quarter of 2008.  We expect to continue the development of the Foldera application to deliver the functions and features requested by ISPs, service providers and end users during 2008.  Our product competitiveness and feature set is dependent upon continued funding of our software development efforts and there is no guaranty that we will have sufficient funding to complete our product offering.  We anticipate generating revenue primarily through license fees paid by these European ISPs and service providers for the Foldera offering.

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

In November 2007, we subleased approximately 60% of the Huntington Beach offices and in January 2008, the property managers took over the balance of the office space. As a part of the lease surrender agreement we are required to pay $5,350 a month through March 2008.

In January 2008, we entered into an agreement to lease 3,805 square feet of office space in Santa Ana, California to house our operations. We pay approximately $5,327 per month in rent under this lease, which expires in January 2009.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims or other disputes. In March 2008, we received a letter threatening a lawsuit regarding a commission that was potentially due when we subleased a portion of our office space in Huntington Beach, California and when the landlord agreed to take over the balance of the space. There can be no assurance that this or any future actions, if they occur, would not have a material adverse effect on the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

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

The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board:

	Closing Bid
	High	Low
January 1, 2006 - December 31, 2006
First Quarter (January 1, 2006 - February 13, 2006)	$.03	$.03
First Quarter (February 14, 2006 - March 31, 2006)	2.66	.62
Second Quarter	3.75	1.81
Third Quarter	2.50	1.10
Fourth Quarter	1.75	0.87

January 1, 2007 - December 31, 2007
First Quarter	$1.07	$0.55
Second Quarter	0.82	0.17
Third Quarter	0.44	0.05
Fourth Quarter	0.42	0.06

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 1, 2008, there were 125,507,944 shares of our common stock outstanding, owned by approximately 442 holders of record.

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

We did not repurchase any shares of our common stock during 2007.

RISK FACTORS

Risks Related to Our Business and Industry

We are in an early stage of development, have a limited operating history and have not generated any revenue to date; accordingly, investors in our common stock may lose their entire investment.

We are in the early stage of development and have only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company, including a limited operating history. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring our product to market on a timely basis. We have not generated any revenues to date, and there can be no assurance that we will be able to successfully develop our web-based messaging and collaboration product and penetrate our target market. We sustained net losses of $12,033,342 and $9,302,156 for the years ended December 31, 2006 and 2007, respectively. Further, we may incur significant losses through 2008 and beyond, as we further develop and commercialize our web-based messaging and collaboration product. We cannot assure you that we will ever generate significant revenue or have profits.

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a going concern beyond December 2008 without additional funding; in which event, we may have to curtail our operations, sell some of our assets or take actions that may dilute your financial interest.

We had an accumulated deficit of $29,572,276 at December 31, 2007. Through December 2007, we have been continually dependent upon equity injections raised through private stock and convertible debt offerings and equipment leases to finance our business operations.

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

While we have launched, and subsequently shut down, a limited beta version of our Foldera product in the United States, we have not launched our Foldera product into European Union ISP market and there can be no assurance that our product will be accepted by the European Union ISP market. If the market finds any or all of our products undesirable, we will be required to make potentially time-consuming and costly changes to the Foldera product, which may further delay the general rollout of the product. Such delays would deplete our financial resources and would have a material adverse effect on our business, results of operations and financial condition.

Our senior secured convertible debentures contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.

Our senior secured convertible debentures contain financial and other restrictive covenants and events of default that limit our ability to engage in activities that may be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or enter into certain change of control transactions. If we take or fail to take any action that results in an event of default and such event of default is cured or waived, the holders of our senior secured convertible debentures may, among other things, accelerate our debt.

If we are obligated for any reason to repay our outstanding senior secured convertible debentures, we would be required to deplete our working capital and/or raise additional funds. If we are unable to repay our senior secured convertible debentures, the holders of these debentures would be entitled to foreclose on substantially all of our assets which secure the repayment of such debentures.

On December 7, 2007, we issued and sold up to $7,000,000 million in aggregate principal amount of senior secured convertible debentures. These debentures are due and payable on the earlier of (i) two years from the last draw down or (ii) November 1, 2010, unless sooner converted into shares of our common stock. Upon the occurrence of an event of default or change of control, we could be required to repay these debentures prior to maturity. If we are obligated for any reason to repay these debentures in full, we would be required to use our limited working capital and/or raise additional funds. If we are unable to repay these debentures when required, the holders of these debentures could foreclose on substantially all of our assets which secure the repayment of such debentures.

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

 We also compete with destination websites that seek to increase their search-related traffic. These destination websites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users will need to access our services through Internet access providers, our users will have direct relationships with these providers. If an access provider or a computer/computing device manufacturer offers online services that compete with our services, the user may find it more convenient to use the services of the access provider or manufacturer than those of our Company. Additionally, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user.

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

We expect to generate a portion of our revenue from advertising and any reduction in advertising spending by advertisers (and resulting loss of advertising revenue to us) could seriously harm our business prospects.

We expect to generate a portion of our revenues from integrated search advertising. Advertisers can generally terminate their contracts at any time and advertisers will not continue to do business with European Union ISPs or us if their investment in advertising does not generate sales leads and, ultimately, customers.

 Our business prospects depend on our ability to develop a strong brand image and identity to attract users; if we do not do so, users will seek alternative providers of our services and our growth, if any, will be limited.

We believe that the creation of a brand identity will significantly contribute to the success of our business. We also believe that maintaining and enhancing the “Foldera” brand are critical to expanding our business. Maintaining and enhancing the brand may require us to make substantial investments, and these investments may not be successful. If we are unsuccessful in our efforts to initially obtain, then promote and maintain the “Foldera” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as the web-based market for collaborative systems becomes increasingly competitive, initiating, maintaining and enhancing our brand may become increasingly difficult and expensive. Initiating, then maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality products and services, which we may not do successfully. To date, we have not engaged in any direct brand promotion activities, and this enhances the risk that we may not be able to successfully implement brand enhancement efforts in the future.

We intend to outsource critical billing functions to the third-party ISPs and service providers and, if this is not successfully accomplished, our operations could be disrupted and we will need to add this emphasis internally, which would divert our efforts and resources from other functions.

 We have entered into an arrangement with Tiscali Services SpA (“Tiscali”) to outsource our European Union (“EU”) billing and collection functions. However, there can be no assurance that the arrangement will be successfully completed and implemented. We intend to enter into similar agreements and billing arrangements with other third-party EU ISPs.

If we do not successfully implement this billing project, our business, reputation and operating results could be harmed because we have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate our systems and processes with those of Tiscali and/or other third-party service providers on a timely basis, or at all. Even if this integration is completed on a timely basis, Tiscali and/or other third-party service providers may not perform to agreed upon service levels. Failure of Tiscali and/or other third-party service providers to perform satisfactorily could result in customer dissatisfaction, disrupt our operations and adversely affect operating results. If we need to find an alternative source for performing these functions, we may have to expend significant resources to accomplish this, which could have a material adverse affect on our operating results.

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

 We believe that our continued success will depend to a significant extent upon the efforts and abilities of Hugh Dunkerley, our President and Chief Executive Officer and certain key employees and consultants, including Reid Dabney and Ken Loyd. We have not entered into employment agreements with our key personnel and our failure to retain Messrs. Dunkerley, Dabney and Loyd in particular, or to attract and retain additional qualified personnel, could adversely affect our business, financial condition and results of operations.

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

We may have difficulty scaling and adapting our infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users if our system fails and cause us to implement costly infrastructure changes

To be successful, our network infrastructure (both software and hardware) has to perform well and be reliable. The greater the user traffic and complexity of our products and services, the more infrastructure we will need. We expect to spend substantial amounts to purchase and/or lease equipment along with upgrading our technology and network infrastructure to handle traffic in order to roll out new EU products and services. If this expansion is not successfully implemented, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. Resulting cost increases, loss of traffic and/or failure to accommodate new technologies or changing business requirements could have a material adverse effect on our operating results and financial condition.

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

Each of Vision Opportunity Master Fund, Ltd., and our founder and chairman owns a substantial amount of our stock, has significant voting power and is capable of influencing actions that may not be in the best interest of other shareholders.

Vision Opportunity Master Fund, Ltd., and Richard Lusk, our founder and chairman, currently beneficially own approximately 31.0% and 24.0%, respectively of our common stock. Each will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, each of Vision Opportunity Master Fund, Ltd., and Mr. Lusk could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a controlling stockholder.

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

The market price of shares of our common stock has fluctuated substantially since our reverse merger transaction in February 2006 and is likely to fluctuate significantly from its current level. In 2007, for example, the closing market price of our shares ranged from a low of $0.05 per share to a high of $1.07 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that there is no assurance that the stock price will appreciate in value or, as noted above, that cash dividends will be paid.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

We are not restricted from issuing additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of a substantial number of our shares of common stock or equity-related securities, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock, and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

We have not generated any revenues as of December 31, 2007 and so are considered a development stage company. We ended 2007 with $1,731,655 million of cash on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. To address the potential cash shortfall situation, on December 7, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., (“Vision”) an institutional investor, to provide up to $7,000,000 in financing for us. Under the agreement, the investor agreed to provide us with $1,000,000 million at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us at Vision’s sole discretion on January 1, 2008, and $500,000 available to us at Vision’s sole discretion every 30-day period thereafter through November 1, 2008. As of March 1, 2008 we received $1,000,000 in convertible debt funding from Vision, but there is no assurance that we will receive any additional funding from Vision under this Securities Purchase Agreement. Additionally, we pledged all of our assets to Vision in connection with the Senior Secured Convertible Debenture offering. Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through the end of 2008. However, we believe that our ability to operate beyond the end of 2008 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

Additionally, we have made the following changes to reduce our operating costs from an average of $750,000 to approximately $200,000 a month during the year ended December 31, 2007:

•	Reduced head count from a peak level 65 employees to six at the end of 2007, which helped us cut payroll related expenses by approximately $4,000,000 per year.

•
We relocated our offices from a 15,154 square foot office space in Huntington Beach, California to a 3,805 square foot office space in Santa Ana, California. Additionally we closed our three satellite offices in Chicago, IL, Bellevue, WA and Albuquerque, NM. These changes will generate savings of approximately $378,000 a year.

•	We have terminated our relationship with two consultants which resulted in savings of approximately $240,000 per year.

•	We have eliminated the $2,500 per month cash payment to the independent members of our board of directors until we are on a cash flow breakeven basis.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change as we intend to release a more robust version of our product during 2008 with commensurate revenue being generated at that time.

Due to the ongoing cost of operations and the uncertainty of generating enough revenues to cover those operating expenses, there is a probability that we will not remain a going concern without additional funding. See Note 2, regarding going concern.

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

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. We anticipate generating revenue from two primary sources: from the up-selling of Premium Services and from software licensing fees.

We anticipate deriving Premium Service revenue from the sale of extra data storage, vanity email, domain hosting, custom branding and technical support, which will be recorded when the service has been provided to clients or, in the case of extra storage, on an accrual basis, after monthly fees have been billed to clients.

Another anticipated revenue source is software licensing fees. Revenue will be recognized when all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.

Depreciation and Amortization. Property and equipment are depreciated on the straight-line basis over estimated useful lives.

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $325,785.

We capitalize expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $68,508 held at a bank, which is shown as a certificate of deposit.

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At December 31, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

We also adopted FAS 142, “Goodwill and Other Intangible Assets,” which recognizes impairment testing for those long-lived assets that are not subject to amortization. We currently do not have any long-lived assets that are not amortized. However, we do perform periodic impairment tests of all long-lived assets.

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

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment,” or SFAS No. 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees,” or APB 25, which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107,  or SAB 107, to provide guidance on SFAS No. 123-R. We have applied SAB 107 in our adoption of SFAS No. 123-R.

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

 Results of Operations

Comparison of the Years ended December 31, 2007 and December 31, 2006

 The Company is a development stage company and has not yet generated any revenue and consequently has also not generated any gross profit.

Operating Expenses. Total operating expenses for the year ended December 31, 2007 decreased to $9,548,794, or $(0.08) per share from $12,181,963, or $(0.12) per share, for the year ended December 31, 2006. The overall decrease in expenses, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, of $2,633,169, or approximately 21.6% over the prior period, is due to the following decreases in:

•	equity-based compensation paid to consultants declined by $1,273,985 or 76% in 2007 to $408,557 as compared to $1,682,542 in 2006,

•	legal and accounting expenses declined by $239,800, or 28% to $605,755 in 2007 as compared to $845,555 in 2006,

•	travel expenses declined by $185,263, or 74% to $63,664 in 2007 as compared to $248,927 in 2006,

•	investor relations expense declined by $176,574, or 31% to $393,124 in 2007 as compared to 569,698 in 2006,

•	payroll related costs declined by $172,093, or 4% to $3,715,175 in 2007 as compared to $3,887,268 in 2006,

•	employee options expense declined by $152,942, or 14% to $924,259 in 2007 as compared to $1,077,201 in 2006,

•	professional fees declined by $110,000, or 92% to $10,000 in 2007 as compared to $120,000 in 2006, and

•	recruiting costs declined by $105,212, or 85% to $19,055 in 2007 as compared to $124,267 in 2006.

The above decreases were a result of the following factors:

•
Equity-based compensation paid to consultants declined as we issued 120,000 shares for service in 2007 as compared to 427,500 in 2006. Additionally, no warrants were issued to consultants in 2007 while 460,000 warrants were issued in 2006. In 2007, we issued shares to investment management and marketing consultants, while in 2006 the shares were issued to experts in the technology, business management and investor relations areas,

•	Legal and accounting services costs declined as we reduced our dependence on attorney’s and accountants,

•	Travel expenses costs declined as we cut our out-of-state staff and reduced our investor relations activity,

•	Investor relations costs declined as we instituted cost cutting measures and reduced our investor relations activity,

•	Payroll costs declined as we reduced our head-count from 50 at the beginning of 2007 to a total of six employees by the end of 2007,

•	Employee options expense declined as we reduced our staff through lay-offs,

•	Professional fees were reduced as we terminated a contract with a consultant in January 2007, and

•	Recruiting costs declined as we reduced our hiring activity.

The above expense reductions were somewhat offset by the following increases:

•	Marketing and promotion increased by $100,380, or 159% to $163,387 in 2007 as compared to $63,007 in 2006,

•	Hosting services increased by $79,042, or 72% to $189,492 in 2007 as compared to $110,450 in 2006,

•	Employee benefits increased by $7,002, or 5% to $161,522 in 2007 as compared to $154,520 in 2006.

The above increases were a result of the following factors:

•	In anticipation of the potential public release of our product, we allocated a larger budget for marketing and promotion, thus increasing the cost,

•	In anticipation of the potential public release of our product, we expanded our hosting services and increased back-up capacity, and

•	The small increase in employee benefits represents increase in cost for employee health care.

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

Prior to January 1, 2006, we measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for our employee stock option and purchase plans.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $924,259, or $(0.01) per basic and fully diluted share for the year ended December 31, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $924,259 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31 2006, we recorded $1,077,201 in employee stock option expense.

Net Loss. Our net loss for the year ended December 31, 2007 declined to $9,302,156 or $(0.08) per share, from $12,033,342 or $(0.12) per share, for the year ended December 31, 2006. The overall decline in net loss of $2,731,186, or approximately 22.7% over the prior year period, is primarily due to declines in equity-based compensation to consultants, legal and accounting, travel expenses, investor relations, payroll related costs, employee options expense, professional fees and recruiting costs. These reductions were somewhat offset by increases in marketing and promotion, hosting services and employee benefits.

Assets. Assets declined by $5,600,749 to $2,258,344 as of December 31, 2007, or approximately 71.3%, from $7,859,093 as of December 31, 2006. This decline was due primarily to the decline in cash and cash equivalents by $4,035,701 to $1,731,655 from $5,767,356 or 70.0% as we funded our loss for the year, the $1,398,769 decline in fixed assets to $292,837 or 82.7% from $1,691,606 as we recognized a $787,171 impairment loss on property and equipment and continued to depreciate the property and equipment and the $155,420 decrease in prepaid expenses and other current assets to $143,325 or 52.0% from $298,745 as we reduced our operating costs significantly.

Liabilities. Total liabilities decreased by $465,907 to $1,406,294 as of December 31, 2007, or approximately 24.9%, from $1,872,201 as of December 31, 2006. The decrease was primarily due to a decrease of $637,177 to $249,220 or 71.9% from $886,397 as of December 31, 2006 in accounts payable, accrued expenses and payroll-related expenses as we substantially reduced our operational expenses, registration rights penalties declined by $450,000 to zero during 2007 as compared to $450,000 in 2006 and shares to be issued as penalty shares declined by $326,657 to zero during 2007 as compared to $326,657 in 2006. These declines were somewhat offset by an increase in convertible debt financing of $956,875 to $956,875 as of December 31, 2007, from zero as of December 31, 2006.

Stockholders’ Equity. Stockholders’ equity decreased by $5,134,842 to $852,050 as of December 31, 2007, or approximately 85.8% from $5,986,892 as of December 31, 2006. The decrease was primarily due to a net loss of $9,280,408 during the year ended December 31, 2007 which was somewhat offset by financing activity which included two private equity placement offerings totaling $1,978,021, net of offering costs, and the exercise of warrants.

Liquidity and Capital Resources

General. Overall, we had a decline in cash flows of $4,035,701 for the year ended December 31, 2007 resulting from $6,880,338 cash used in operating activities, $69,481 of cash used in investing activities, offset by $2,914,118 of cash provided by our financing activities. At December 31, 2007, our cash balance was $1,731,655 as compared to $5,767,356 for the prior year, a decline of $4,035,701 or 70%. The cash used in our operating activities was primarily due to the net loss for the year end December 31, 2007 of $9,302,156 which was somewhat offset by cash provided from our financing activities which was primarily due to the $1,978,021, net of offering cost, raised from two private equity placement offerings during 2007 and $956,875, net of cost, raised from a convertible debt financing.

Cash Flows from Operating Activities. Net cash used in operating activities of $6,880,338 for the year ended December 31, 2007 was primarily attributable to a net loss of $9,302,156, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $790,908, employee options expense of $924,259, impairment of property and equipment of $787,171, deferred expense - warrants of $234,713, prepaid expenses and other current assets of $155,420, issuance of shares for services of $77,300, registration rights liability of $57,488, issuance of stock options for services of $23,402, deposits of $10,859 and discount on convertible debentures of $96 partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $517,094 and change in fair value of penalty shares of $122,704.

Cash Flows from Investing Activities. Net cash used in investing activities of $69,481 for the year ended December 31, 2007 was primarily attributable to an investment in fixed assets.

Cash Flows from Financing Activities. Net cash of $2,914,118 generated in financing activities in the year ended December 31, 2007 was primarily due to the issuance of shares for cash of $1,978,021, proceeds from convertible debt financing of $956,875 and receipts from exercise of warrants of $98,000, partially offset by $118,778 payment for leased equipment.

Financing. We have not generated any revenues as of December 31, 2007 and so are considered a development stage company. We ended 2007 with $1,731,655 of cash on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain or operations.

To address the potential cash shortfall situation, we sold 1,666,667 shares of our common stock to the Vision Opportunity Master Fund Ltd. (“Vision”) on May 10, 2007 at $0.60 per share and received $1,000,000.,On July 27, 2007, we entered into Amendment No. 1 to the Common Stock Purchase Agreement, dated as of May 4, 2007, by and between us and Vision. Pursuant to the terms of the July 27 amendment, we sold 6,666,666 shares of our Common Stock to Vision at price of $0.15 per share, or an aggregate purchase price of $1,000,000.

On December 7, 2007, we entered into a Securities Purchase Agreement with Vision to provide up to $7,000,000 in financing for us. Under the agreement, Vision agreed to provide us with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us on January 1, 2008, and $500,000 available to us every 30-day period thereafter through November 1, 2008. Each drawdown request would be at our sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision will have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision may also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of our common stock at $0.15 per share, and is automatically convertible at our option if our common stock trades above $0.50 per share for each of any 20 consecutive trading days, and (iv) is secured by all of our assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. We also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 20,000,000 shares of our common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $0.35 per share. We expect to use the net proceeds of the financing for our working capital requirements. As of March 1, 2008, we have received a total of $1,000,000 from Vision, and there can be no assurance that we will receive any additional funding from Vision under this Securities Purchase Agreement.

Furthermore, we have historically been able to issue shares, warrants or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through year end 2008. However, we believe that our ability to operate beyond the end of 2008 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

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

During the year ended December 31, 2007, we issued 14,704,748 shares and zero are to be issued as compared to 23,517,476 shares were issued and 424,567 shares were to be issued during the year ended December 31, 2006, respectively.

As of December 31, 2007, we had entered into seven capital leases with various equipment suppliers in the amount of $517,433, of which $200,200 was outstanding as of December 31, 2007.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Recent Developments

On December 7, 2007, we entered into a Securities Purchase Agreement with Vision to provide up to $7,000,000 in financing for us. Under the agreement, Vision agreed to provide us with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us on January 1, 2008, and $500,000 available to us every 30-day period thereafter through November 1, 2008. Each drawdown request would be at our sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision will have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision may also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of our common stock at $0.15 per share, and is automatically convertible at our option if our common stock trades above $0.50 per share for each of any 20 consecutive trading days, and (iv) is secured by all of our assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. We also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 20,000,000 shares of our common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $0.35 per share. We expect to use the net proceeds of the financing for our working capital requirements. As of March 1, 2008, we have received a total of $1,000,000 from Vision, and there can be no assurance that we will receive any additional funding from Vision under this Securities Purchase Agreement.

The Senior Secured Convertible Debenture contains customary events of default, as well as events based on our possible failure to achieve specified net revenue thresholds. Assuming aggregate drawdowns under the Senior Secured Convertible Debenture of the full $7,000,000, we will be in default under the Senior Secured Convertible Debenture if we do not report net revenue of at least (i) $250,000 for the six months ending June 30, 2008, (ii) $600,000 for the nine months ending September 30, 2008, (iii) $2,500,000 for the 12 months ending December 31, 2008, or (iv) $2,000,000 for any fiscal quarter commencing with the quarter ending March 31, 2009; provided, that if aggregate drawdowns are less than $7,000,000, but are at least $3,500,000, each net revenue threshold date is extended by six months. The net revenue event of default will be inapplicable if total drawdowns are less than $3,500,000.

Both the conversion price under the Senior Secured Convertible Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to strategic partners.

We agreed to grant registration rights to the investor, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Senior Secured Convertible Debenture and exercise of the Common Stock Purchase Warrants within 45 days after the final drawdown closing, and obtaining effectiveness of the registration statement within 150 days after the final drawdown closing (or 180 days in the event of a “full review” by the SEC). Our officers and directors also agreed to execute lock-up letter agreements prohibiting sales of our common stock by them for one year after the effectiveness of the foregoing registration statement and limiting such sales for two years thereafter.

In November 2007, we entered into a six-month consulting agreement with SECP, LLC for the purpose of providing strategic and financial advisory services. Pursuant to the contract, the Company agreed to pay SECP $8,000 per month throughout the term of the agreement that shall accrue over the term of the agreement and be paid as a single final payment upon the successful execution of a specified transaction. If no transaction is concluded over the term of the agreement, the consultant will receive 50% of the accrued amount as final payment at the end of the term. If and when a successful transaction is completed, the consultant is also eligible to receive 4-6% of the aggregate value of the transaction. The contact is cancelable by either party upon 30-days written notice.

In February 2008, we entered into a one-year consulting agreement with Monarch Bay Associates, LLC (“Monarch”) for the purpose of providing investment banking services. Pursuant to the contract, we agreed to pay Monarch $10,000 per month for the first three months of the contract and to pay $5,000 per month for the balance of the contract.  The contract is cancelable by either party upon 30-days written notice after the first three months of the contract have transpired.

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

We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the “Risk Factors” set forth above in this report and any further disclosures we make in our Form 10-QSB and 8-K reports to the SEC, and our press releases. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the “Risk Factors” set forth in this 2007 Form 10-KSB to be a complete discussion of all potential risks or uncertainties.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the year ended December 31, 2007, are included as a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2006 and 2005. Effective February 13, 2006, Bagell, Josephs, Levine & Company, L.L.C. was dismissed as our independent auditor. Together with the dismissal of Bagell, Josephs, Levine & Company, L.L.C., our board of directors approved the engagement of Kabani & Company, Inc. as our independent registered public accounting firm for the fiscal year ended December 31, 2007, effective February 22, 2007.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective.

Managements' Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 27, 2008:

Name	Age	Position
Hugh Dunkerley	34	President and Chief Executive Officer
Suyen Castellon	34	Secretary and Director
Reid Dabney	56	Senior Vice President and Chief Financial Officer
Richard Lusk	52	Chairman of the Board
Danilo Cacciamatta	62	Director
Jnan Dash	60	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Hugh Dunkerley became our President and Chief Executive Officer on October 31, 2007. He has served as our Chief Operating Officer from June 2007 to October 31, 2007 and as our Vice President of Corporate Finance from June 2006 to June 2007. Prior to joining us, Mr. Dunkerley served as Vice President of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC from January 2006 to July 2006, specializing in investment banking advisory services to US and EU companies. Mr. Dunkerley served as Director of Corporate Development at ChromaDex Inc. from October 2002 to December 2005. Mr. Dunkerley has served as a Director of ChromaDex, Inc. since December 2005. Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7 and 66 licenses from the Financial Industry Regulatory Authority (FINRA).

Suyen Castellon became a member of our board in February 2006. She was a director and secretary of Taskport since its inception in 2001. Suyen Castellon is married to Richard Lusk, our Chairman of the Board and Director.

Reid Dabney became our Senior Vice President and Chief Financial Officer in February 2006. Mr. Dabney was Taskport’s Chief Financial Officer since March 2005. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney also served as Vice President of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become a public company through a reverse merger transaction with a publicly traded shell company. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California. Mr. Dabney has served as a Director of ChromaDex, Inc. since October 2007. Mr. Dabney received a B.A. degree from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania’s Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from FINRA.

Richard Lusk became a member of our board in February 2006 and served as our Chairman, President and Chief Executive Officer from February 2006 until October 2007 when he became exclusively Chairman of the Board. He founded Foldera in December 2001 with a vision to create an on-demand Information Organizer that would replace traditional enterprise software technology like Outlook and Lotus Notes. Under Mr. Lusk’s direction, we have been attempting to pioneer a sophisticated on-demand information management systems. Prior to founding Foldera, Mr. Lusk was a founding shareholder of Predictive Technologies and Oanda.com, the latter being a foreign exchange website which serviced 13,000 customers, including AOL, AMEX, Microsoft, FedEx and Travelocity. Before Oanda.com, he was a founding shareholder of Platform Technologies, a leading developer of online trading solutions.

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

Jnan Dash became a director in June 2007. Prior to joining the board, Mr. Dash served as Group Vice President of Systems Architecture and Technology at Oracle Corporation. He is also a 16-year veteran of IBM, where he was in charge of development of IBM’s DB2 family of products, as well as head of database strategy, architecture and technology. At Oracle, he lead the planning and market introduction of Oracle's flagship server and mid-tier products like Oracle 8i and 9i. With a BS in Engineering and an MS in Systems Design from the University of Waterloo, Ontario, Mr. Dash is a Chartered Member of TIE Silicon Valley and sits on the boards and advisory boards of a number of corporations, including Sonata.

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

Committees of the Board

Audit Committee. We established an audit committee in December 2006, comprised of Danilo Cacciamatta (chairman) and Simon Aspinall, as specified in Section 3(a)(58)(B) of the Securities Exchange Act. Upon Mr. Aspinall’s resignation in June 2007, Jnan Dash joined the committee as a member. Messrs. Cacciamatta and Dash are “independent” under the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act, and Mr. Cacciamatta qualifies as an “audit committee financial expert” under the requirements of the SEC. The audit committee functions pursuant to a written charter adopted by the board of directors. The audit committee has such powers as may be assigned to it by the board of directors from time to time. The audit committee is charged with, among other things:

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

Compensation Committee. We established a compensation committee in December 2006, comprised of Simon Aspinall (Chairman) and Danilo Cacciamatta (member). Upon Mr. Aspinall’s resignation in June 2007, Mr. Cacciamatta became the Chairman and Jnan Dash joined the committee as a member. The compensation committee functions pursuant to a written charter adopted by the board of directors. The compensation committee has such powers as may be assigned to it by the board of directors from time to time. It is charged with, among other things, assisting the board of directors in:

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

Nominations and Corporate Governance Committee. We established a nominations and corporate governance committee in December 2006, comprised of Michael Arrington, chairman and sole member. Upon Mr. Arrington’s resignation in June 2007, Danilo Cacciamatta became the chairman and Jnan Dash joined the committee as a member. The nominations and corporate governance committee functions pursuant to a written charter adopted by the board of directors. The nominations and corporate governance committee has such powers as may be assigned to it by the board of directors from time to time. It is charged with, among other things, assisting the board of directors in:

•	establishing criteria for the selection of new directors;

•	considering stockholder proposals of director nominations;

•	committee selection and composition;

•	considering the adequacy of our corporate governance;

•	overseeing and approving management continuity planning processes; and

•	reporting regularly to the board with respect to the committee’s duties.

Director Independence

Each of Danilo Cacciamatta and Jnan Dash is an “independent” director, under the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Commencing December 2006, Mr. Cacciamatta has served as the chairman of the board’s audit committee and assumed the Chairmanship of the compensation committee in June 2007. Mr. Dash has served as a member of the compensation and audit committees since June 2007. Since June 2007, Mr. Cacciamatta has served as the chairman of the nominations and corporate governance committees while Mr. Dash has served as a member of these committees. The board of directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cacciamatta and Dash.

On June 27, 2007, our Board of Directors, acting upon a recommendation of its Nominating and Corporate Governance Committee, appointed Jnan Dash to serve as a director. Mr. Dash will serve for a term commencing on June 27, 2007 and expiring at the next annual meeting of our stockholders. Mr. Dash will also serve as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors determined that Mr. Dash is “independent” under the rules of The NASDAQ Stock Market LLC and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. There are no arrangements or understandings between Mr. Dash and any other person pursuant to which he was selected as a director.

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

Our code of ethics is posted on our Internet website at www.foldera.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Foldera, Inc., 2952 Daimler Street, Santa Ana, California 92705. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.foldera.com.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2007:

Summary Compensation Table

Name and Principal Position (a)	Year	Salary ($) (b)	Bonus ($) (c)	Stock Awards ($) (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Hugh Dunkerley, CEO	2007	138,077	-	-	27,001	-	-	-	165,078
	2006	57,695							57,695
Richard Lusk, former CEO and current Chairman of the Board	2007	152,244	-	-	122,665	-	-	-	274,909
	2006	254,819			77,084				331,903
Reid Dabney, CFO	2007	154,200	-	-	48,001	-	-	-	202,201
	2006	146,845			40,673				187,518

The Summary Compensation Table serves as the principal disclosure vehicle regarding executive compensation paid in the last two fiscal years. This table shows the named executive officers’ total compensation deemed “earned” or potentially “earned” for each of the last three years, whether or not actually paid out.

(a) The three most highly compensated executive officers, on the basis of total compensation for the last fiscal year.

(e) Options, stock appreciation rights and similar equity-based compensation instruments that have option-like features.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Hugh Dunkerley, CEO	100,003	99,997	-	0.15	2/12/2016	-	-	-	-
	-	2,800,000	-	0.15	12/6/2017	-	-	-	-
Richard Lusk, former CEO and current Chairman of the Board	1,377,769	222,231	-	0.15	2/12/2016	-	-	-	-
Reid Dabney, CFO	516,673	83,327	-	0.15	2/12/2016	-	-	-	-
	-	2,400,000	-	0.15	12/6/2017	-	-	-	-

              The Outstanding Equity Awards at Fiscal Year-End Table is designed to disclose information regarding outstanding previously granted awards that the named executive officers may or may not realize but which represent potential compensation amounts. The table is divided between option awards and stock awards.

The columns applicable to unexercised options, stock appreciation rights, and similar instruments as of fiscal year end with option-like features are as follows:

(a) Named executive officer

(b) The number of securities underlying unexercised instruments that are exercisable.

(c) The number of securities underlying unexercised instruments that are unexercisable.

(e) The exercise or base price.

(f) The option expiration date.

Employment Agreements

There are no employment agreements for any of the named executive officers.

2005 Stock Option Plan

We adopted and our stockholders approved our 2005 Stock Option Plan prior to the 2006 reverse merger transaction to become effective on September 1, 2005. The 2005 Plan provides that our Board of Directors, or a Committee thereof, may grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to selected employees, directors and consultants, its parents or subsidiaries to purchase our common stock.

Our Board of Directors approved an amendment to our 2005 Stock Option Plan (the “Plan”) on December 6, 2007 to, among other things, increase the number of shares of common stock reserved for issuance under the plan from 12,000,000 to 18,800,000.

Also on December 6, 2007, our Board of Directors approved an amendment to the outstanding stock options under the Plan held by the Company’s named executive officers and non-employee directors to reduce the exercise price of such stock options to $0.15 per share. The $0.15 per share exercise price is 150% of the closing price of the Company’s common stock on December 6, 2007 as reported on the Over-the-Counter Bulletin Board. Prior to such amendments, the outstanding stock options held by the Company’s named executive officers and non-employee directors under the Plan had an average exercise price of $0.51 per share.

In connection with our 2006 reverse merger transaction, Expert Systems adopted and assumed all of Taskport’s obligations under its 2005 Stock Option Plan. As of December 31, 2007, there were outstanding stock options to purchase 17,960,000 shares of our common stock.

Share Reserve. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 2005 Plan is 12,000,000 shares. The Board of Directors approved an amendment to the Foldera, Inc. 2005 Stock Option Plan on December 6, 2007 to, among other things, increase the number of shares of common stock reserved for issuance under the Plan from 12,000,000 to 18,800,000. As of the date hereof, of the 18,800,000 shares of common stock that may be issued under the 2005 Plan, 17,960,000 shares of common stock are covered by outstanding awards and 840,000 shares are available for issuance and not covered by outstanding awards.

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

Compensation of Directors

Beginning in January 2007, our non-employee directors have agreed to forego receiving cash compensation until we reach a cash flow breakeven position.

The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Danilo Cacciamatta	-		27,000				27,000
Jnan Dash	-		-				-
Sue Castellon			22,999				22,999
J. Michael Arrington	-		-				-
Simon J. Aspinall	-		-				-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 1, 2008, by:

•	each person who is known by us to beneficially own 5% or more of the outstanding shares of our common stock,

•	each of our directors and executive officers named in the Summary Compensation Table appearing on page 30, and

•	all of our directors and executive officers as a group.

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

The address of each of the persons listed below is c/o Foldera, Inc., 2952 Daimler Street, Santa Ana, California 92705.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard Lusk	30,109,884	24.0%
Suyen Castellon	30,109,884	24.0%
Hugh Dunkerley	—	*
Reid Dabney	—	*
Danilo Cacciamatta	—	*
Jnan Dash	1,000,000	*
All directors and executive officers as a group (6 persons)	31,109,884	24.8%
Vision Opportunity Master Fund, Ltd.	38,900,128	31.0%

* Less than 1% of outstanding shares.

(1)
Based upon 125,507,944 shares of common stock outstanding on March 1, 2008, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and zero officer and director stock options vested and in the money as of March 1, 2008. Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of the date of this report by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

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

Our Board of Directors approved an amendment to our 2005 Stock Option Plan (the “Plan”) on December 6, 2007 to, among other things, increase the number of shares of common stock reserved for issuance under the plan from 12,000,000 to 18,800,000.

Also on December 6, 2007, our Board of Directors approved an amendment to the outstanding stock options under the Plan held by the Company’s named executive officers and non-employee directors to reduce the exercise price of such stock options to $0.15 per share. The $0.15 per share exercise price was 150% of the closing price of the Company’s common stock on December 6, 2007 as reported on the Over-the-Counter Bulletin Board. Prior to such amendments, the outstanding stock options held by the Company’s named executive officers and non-employee directors under the Plan had an average exercise price of $0.51 per share.

As of December 31, 2007, of the 18,800,000 shares of common stock are authorized for issuance, 17,960,000 of such options shares have been granted with a weighted average exercise price of $0.31 per shares and 840,000 shares of common stock are available for future grants under our 2005 Stock Option Plan.

The following table provides information as of December 31, 2007, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	17,960,000	$0.31	840,000
Equity compensation plans not approved by security holders	—	—	—
Total	17,960,000	$0.31	840,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

In March 2004, Taskport entered into a consulting agreement with Jnan Dash, Taskport, Inc.’s Chief Technology Evangelist, pursuant to which Taskport agreed to pay him a fee of $10,000 per month commencing upon receipt by Taskport of at least $3,000,000 of financing, and, as part of the agreement, issued Mr. Dash 200,000 shares of common stock upon commencement of service in 2004, 200,000 shares upon the beta launch of our product in November 2004 and 300,000 shares upon Taskport’s receipt of at least $3,000,000 of financing in October 2005 and further agreed to issue up to an additional 500,000 shares in increments upon achievement by Taskport of certain milestones pertaining to the successful production launch of the Taskport service and the receipt of subscriptions from 1,000,000 users of the Taskport service. The agreement may be terminated at any time by either party. During the year ended December 31, 2006, we paid $120,000 to Mr. Dash pursuant to the above agreement and on June 19, 2006, we issued 300,000 shares of common stock upon the production launch of our product, as referred to in note 5. These shares were recorded at the fair market value of $882,000, which is based on the price of shares on the date, June 15, 2006, the milestone was achieved. The $120,000 cash paid during the year and the $882,000 fair value of the shares were charged to operations.

We ceased paying Mr. Dash the monthly fee as of February 2007 but will issue 200,000 shares if and when we reach the final milestone as per the agreement.

In January 2007, we engaged Sonata to assist our United States software development team to further develop and improve our Foldera software code. The contract was ultimately terminated in November 2007. In the year ended December 31, 2007, we paid Sonata $245,304. Jnan Dash is a member of Sonata’s Board of Directors. Mr. Dash received no fees or other compensation whatsoever in connection with the Sonata contract.

In June 2007, Mr. Dash joined the Board of Foldera, Inc. as a Director.

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

 ITEM 13. EXHIBITS.

(a) Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 6, 2006, by and among Expert Systems, Inc., EXSI Acquisition Corp and Taskport, Inc. (2)

3.1	Certificate of Incorporation of Expert Systems, Inc. as filed with the Nevada Secretary of State on April 16, 2002 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of Expert Systems, Inc. changing its name to Foldera, Inc. filed with the Nevada Secretary of State on February 13, 2006 (2)

3.3	Certificate of Amendment to the Certificate of Incorporation of Foldera, Inc. filed with the Nevada Secretary of State (3)

3.4	By-Laws (1)

3.5	Amendment to Bylaws (4)

4.1	Registration Rights Agreement, dated August 15, 2005 (2)

4.2	Form of Warrant Agreement with Brookstreet Securities Corporation (2)

4.3	Trilogy Capital Warrant Agreement, dated February 13, 2006 (5)

4.4	Form of Equity Performance Group Warrant, dated February 13, 2006 (6)

4.5	Form of Warrant issued to St. George and Carnegie, dated May 31, 2005 (6)

4.6	Day and Campbell Warrant dated June 2005 (6)

4.7	Form of Warrant (7)

10.1	Form of Subscription Agreement (7)

10.2	Form of Indemnification Agreement, dated as of April 1, 2006 (6)

10.3	2005 Stock Option Plan (4)

10.4	Amendment to 2005 Stock Option Plan (10)

10.5	Form of Stock Option Agreement (10)

10.6	Dash Consulting Agreement, dated March 24, 2004 (6)

10.7	CFO911 Agreement, dated March 7, 2005 (6)

10.8	Amendment No. 1, dated as of July 27, 2007, to Common Stock Purchase Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (11)

10.9	Common Stock Purchase Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (12)

10.10	Registration Rights Agreement, dated as of May 4, 2007, by and between Foldera, Inc. and Vision Opportunity Master Fund Ltd. (12)

10.11	Securities Purchase Agreement, dated as of December 7, 2007, between Foldera, Inc. and Vision Opportunity Master Fund, Ltd. (13)

10.12	Form of 8% Senior Secured Convertible Debenture issued December 7, 2007, by Foldera, Inc. to Vision Opportunity Master Fund, Ltd. (13)

10.13	Form of Common Stock Purchase Warrant issued December 7, 2007, by Foldera, Inc. to Vision Opportunity Master Fund, Ltd. (13)

10.14	Registration Rights Agreement, dated as of December 7, 2007, between Foldera, Inc. and Vision Opportunity Master Fund, Ltd. (13)

10.15	Security Agreement, dated as of December 7, 2007, between Foldera, Inc. and Vision Opportunity Master Fund, Ltd. (13)

14.1	Code of Business Conduct and Ethics (6)

14.2	Code of Ethics for CEO and Senior Financial Officers* (8)

21.1	Subsidiaries of Foldera, Inc.* (8)

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Audit Committee Charter (9)

99.2	Compensation Committee Charter (9)

99.3	Nominations and Corporate Governance Charter (9)

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

(10) Incorporated by reference to registrant's Form 8-K/A filed December 13, 2007.

(11) Incorporated by reference to registrant's Form 8-K filed August 1, 2007.

(12) Incorporated by reference to registrant’s Form 8-K filed May 11, 2007.

(13) Incorporated by reference to registrant's Form 8-K filed December 10, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended December 31, 2007 and 2006, we incurred audit fees totaling $63,500 and $57,000, respectively, payable to Kabani & Company, Inc., our auditors.

Audit Related Fees

None

Tax Fees

For the years ended December 31, 2007 and 2006, we incurred tax fees totaling $2,500 and $10,000 (includes tax returns for five years), respectively, payable to Kabani & Company, Inc.

All Other Fees

For the years ended December 31, 2007 and 2006, we incurred other fees totaling $25,500 and $21,000, respectively, payable to Kabani & Company, Inc., our auditors.

Pre-Approval Policy and Procedures

The audit committee has adopted policies for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The audit committee approved all of the services rendered by our auditors in 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2008	FOLDERA, INC.

	By:	/s/ Hugh Dunkerley
Hugh Dunkerley
President and Chief Executive Officer (principal executive officer)

Dated: March 27, 2008	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hugh Dunkerley	President, Chief Executive Officer	March 27, 2008
Hugh Dunkerley

/s/ Suyen Castellon	Secretary and Director	March 27, 2008
Suyen Castellon

/s/ Reid Dabney	Senior Vice President and Chief Financial Officer	March 27, 2008
Reid Dabney	(principal financial and accounting officer)

/s/ Richard Lusk	Director	March 27, 2008
Richard Lusk

/s/ Danilo Cacciamatta	Director	March 27, 2008
Danilo Cacciamatta

/s/ Jnan Dash	Director	March 27, 2008
Jnan Dash

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Foldera Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheet of Foldera, Inc. as of December 31, 2007, and the statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2007 and for the period from December 3, 2001 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foldera Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 and for the period from December 3, 2001 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a significant loss for the year ended December 31, 2007 and at December 31, 2006 and for the period from December 3, 2001 (inception) to December 31, 2007. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 22, 2008.

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,731,655
Prepaid expenses and other current assets	143,325
TOTAL CURRENT ASSETS	1,874,980

CERTIFICATE OF DEPOSIT - RESTRICTED	68,508

PROPERTY AND EQUIPMENT, net	292,837

SECURITY DEPOSIT	22,019
$2,258,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$249,220
Current portion of capital lease obligations	84,494
TOTAL CURRENT LIABILITIES	333,714

CAPITAL LEASE OBLIGATIONS, net	115,705

CONVERTIBLE DEBENTURE, net	956,875

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
125,507,944 shares issued and outstanding	125,508
Additional paid in capital	30,923,819
Deficit accumulated during development stage	(30,197,277)
TOTAL STOCKHOLDERS' EQUITY	852,050
$2,258,344

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative From
			December 3, 2001
	For the Years Ended December 31,		(inception) to
	2007	2006	December 31, 2007

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	8,761,623	12,181,963	29,181,112
Impairment loss on property & equipment	787,171	-	787,171

OPERATING LOSS	(9,548,794)	(12,181,963)	(29,968,283)

OTHER (INCOME) EXPENSE
Other Income	(5,035)	(7,158)	(7,701)
Change in fair value of penalty shares	(122,704)	-	(122,704)
Interest income	(118,899)	(141,463)	(265,602)
TOTAL OTHER INCOME	(246,638)	(148,621)	(396,007)

NET LOSS	$(9,302,156)	$(12,033,342)	$(29,572,276)

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.12)

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	112,710,317	101,257,688

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to December 31, 2007

						Deficit
						accumulated	Total
			Additional	Shares		during the	stockholder's
	Common stock		paid in	to be	Deferred	development	equity/
	Shares	Amount	capital	issued	expenses	stage	(deficit)
Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-

Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss	-	-	-	-	-	(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss	-	-	-	-	-	(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Registration rights penalties	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	110,803	26,997,588	8,334	(234,713)	(20,895,121)	5,986,891

Issuance of shares for cash	8,333,334	8,333	1,969,688	-	-	-	1,978,021
Issuance of stock options for services	-	-	23,402	-	-	-	23,402
Issuance of stock options for compensation	-	-	924,259	-	-	-	924,259
Issuance of stock for exercise of stock options	6,667	7	3,327	(3,334)	-	-	-
Issuance of stock for services	180,000	180	77,120	-	-	-	77,300
Issuance of stock for settlement of registration rights & penalty shares	3,741,381	3,741	707,700	-	-	-	711,441
Exercise of warrants for cash	212,000	212	97,788	-	-	-	98,000
Exercise of warrants - cashless	52,086	52	(52)	-	-	-	-
Exercise of warrants against settlement of debt	2,049,280	2,049	118,033	-	-	-	120,083
Deferred expense - warrants	-	-	-	-	234,713	-	234,713
Discount on convertible debentures	-	-	96	-	-	-	96
Exercise of warrants - cash received in previous year	10,000	10	4,990	(5,000)	-	-	-
Subscription receivable	120,000	120	(120)	-	-	-	-
Net loss	-	-	-	-	-	(9,302,156)	(9,302,156)
Balance at December 31, 2007	125,507,944	$125,508	$30,923,819	$-	$-	$(30,197,277)	$852,050

The accompanying notes are an integral part of these consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative From
			December 3, 2001
	For the Years Ended December 31,		(inception) to
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,302,156)	$(12,033,342)	$(29,572,276)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	790,908	520,906	1,443,707
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	787,171	-	796,704
Deferred expense - warrants	234,713	-	234,713
Issuance of employee stock options for compensation	924,259	1,077,201	4,178,131
Issuance of shares for services	77,300	1,245,485	3,350,293
Issuance of warrants for services	-	765,014	765,014
Issuance of stock options for services	23,402	8,039	31,441
Shares to be issued as penalty shares	-	326,657	326,657
Discount on convertible debentures	96	-	96
Change in fair value of penalty shares	(122,704)	-	(122,704)
Changes in assets and liabilities:
Prepaid expenses and other current assets	155,420	(241,910)	(143,325)
Deposits	10,859	(5,129)	(90,527)
Accounts payable, accrued expenses and other liabilities	(517,094)	431,211	247,835
Registration rights liability	57,488	450,000	507,488
Total adjustments	2,421,818	4,577,474	11,589,545
NET CASH USED IN OPERATING ACTIVITIES	(6,880,338)	(7,455,868)	(17,982,731)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(69,481)	(1,295,375)	(1,930,558)
Cash received as part of merger	-	(1,110)	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	(69,481)	(1,296,485)	(1,931,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	1,978,021	9,787,730	20,906,437
Proceeds from convertible debt financing	956,875	-	956,875
Cost of raising capital	-	(524,858)	(524,858)
Receipts from exercise of warrants	98,000	554,646	652,646
Payments to related parties	-	(2,000)	-
Payments for leased equipment	(118,778)	(121,854)	(345,046)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,914,118	9,693,664	21,646,054

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(4,035,701)	941,311	1,731,655

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	5,767,356	4,826,045	-

CASH & CASH EQUIVALENT- END OF PERIOD	$1,731,655	$5,767,356	$1,731,655

SUPPLEMENTAL INFORMATION:
Taxes paid	$-	$800
Interest paid	$95,190	$15,552

NON-CASH INVESTING & FINANCING ACTIVITIES:
a) Company issued 8,559,600 shares as part of recapitalization effected on February 13, 2006.	$-	$-
b) Company issued 2,049,280 shares for the exercise of warrants against settlement of debt.	$120,083	$-
c) Assets acquired under capital leases.	$112,452	$-
d) Company issued 407,905 shares as penalty shares.	$203,953	$-
e) Company issued 3,333,476 shares for the settlement of registration rights liability including interest	$507,488	$-

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured. The Company anticipates generating revenue from two primary sources: the up-selling of Premium Services and software licensing fees.

The Company anticipates deriving Premium Service revenue from the sale of extra data storage, vanity email, domain hosting, custom branding and technical support, which will be recorded when the service has been provided to clients or, in the case of extra storage, on an accrual basis, after monthly fees have been billed to clients.

Another anticipated revenue source is software licensing fees. The Company anticipates users will be billed a monthly subscription fee. Revenue will be recognized on an accrual basis, based upon reported revenue from the individual service provider whose customers are using Foldera’s software application.

Depreciation and Amortization

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $325,785.

Depreciation and amortization expense for the year ended December 31, 2007 and 2006 was $790,908 and $520,906, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. In the light of current measures taken by the management as described under ‘Going Concern’ the Company completed an impairment analysis of all the property and equipment. As a result of the analysis, the carrying value of the property and equipment has been written down by $787,171 during the year ended December 31, 2007.

Property and equipment consisted of the following as of December 31, 2007:

Computer & equipment	$1,608,039
Furniture & fixtures	107,498
Software	21,007
Accumulated depreciation	(1,443,707)
Net fixed assets	$292,837

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with high credit quality financial institutions. At December 31, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of December 31, 2007 and 2006 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Years Ended December 31,
	2007			2006
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	(Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(9,302,156)	112,710,317	$(0.08)	$(12,033,342)	101,257,688	$(0.12)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
(Loss) income available to common stockholders	$(9,302,156)	112,710,317	$(0.08)	$(12,033,342)	101,257,688	$(0.12)

Potentially dilutive shares include:

	2007	2006

Warrants outstanding	21,960,334	18,425,192

Stock options outstanding	17,960,000	7,741,668

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

Recent Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition -date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $9,302,156 and $12,033,342 as of December 31, 2007 and December 31, 2006, respectively. Negative cash flows from the operations of $6,880,338 and $7,455,868 were noted for the years ended December 31, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations through December 2008; however, the Company does not anticipate having significant revenue from operations until the second quarter of 2008 and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we have made the following changes to reduce our operating costs from an average of $750,000 to approximately $200,000 a month during the year ended December 31, 2007:

•	Reduced head count from a peak level of 65 employees to six at the end of 2007, which helped us cut payroll related expenses by approximately $4,000,000 per year.

•
We relocated our offices from a 15,154 square foot office space in Huntington Beach, California to a 3,805 square foot office space in Santa Ana, California. Additionally we also closed our three satellite offices in Chicago, IL, Bellevue, WA and Albuquerque, NM. These changes will generate savings of approximately $378,000 a year.

•	We have terminated our relationship with two consultants which resulted in savings of approximately $240,000 per year.

•	We have eliminated the $2,500 per month cash payment to the independent members of our board of directors until we are on a cash flow breakeven basis.

To date, we have spent a significant amount of time and money developing our collaboration software product and no revenue has been generated from operations. We anticipate this will change as we intend to release a more robust version of our product during 2008 with commensurate revenue being generated at that time.

Due to the ongoing cost of operations and the uncertainty of generating enough revenues to cover those operating expenses, there is a probability that we will not remain a going concern without additional funding.

The Company plans to continue actively seeking additional funding opportunities and plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of December 31, 2007.

Accounts payable	$57,292
Accrued vacation	117,214
Occupancy expense	34,214
Legal and accounting	32,500
Consulting fees	8,000
Total	$249,220

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

The initial determination had been that the Company would satisfy the registration filing requirement and that any penalty payment under the registration rights agreements was not probable. However, on February 12, 2007, the Company determined that it would not meet the timing requirement for registration of the shares and recorded a liability for the maximum penalties payable under such registration rights agreements. With respect to the August 2006 private placement, the maximum penalty was calculated as 10% of the 4,078,995 shares issued in the private placement and recorded as 1% per week starting February 19, 2007 for the total of 10 weeks or maximum 10%. The stock price used in calculating the liability due to the affected stockholders was the closing price at the end of each week the Company could not meet the timing requirement. A total of 407,905 shares were actually issued on May 11, 2007. The Company revalued these shares based on their fair market value prior to such issuance, and recorded $122,704 as change in fair value of penalty shares issued in the accompanying financial statements.

With respect to the October 2006 private placement, the maximum penalty was calculated as 10% of the $4,500,000 purchase price in the private placement and recorded as $450,000 as registration rights liability. Under the registration rights agreement for this private placement, the Company was permitted to pay liquidated damages either in cash or in additional shares of common stock, valued for such purpose at 120% of the volume weighted average price of the common stock for the 10 trading days prior to payment. In addition, the Company was required to pay interest on any liquidated damages that were not paid within seven days after the date payable at the rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law). On July 30, 2007 the Company reduced the registration rights liability by issuing 882,858 shares valued at $131,339. On December 12, 2007 the Company issued 2,450,618 shares to satisfy the $373,747 balance plus interest accrued thereon.

Note 5. Senior Secured Convertible Debenture

On December 7, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor, to provide up to $7,000,000 in financing for us. Under the agreement, the investor agreed to provide us with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us on January 1, 2008, and $500,000 available to us every 30-day period thereafter through November 1, 2008.  Each drawdown request would be at our sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, the investor will have three business days to decide, in its sole discretion, whether to fund the drawdown. The investor may also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at the investor’s option into shares of our common stock at $0.15 per share, and automatically convertible at our option if our common stock trades above $0.50 per share for each of any consecutive 20 trading days, and (iv) is secured by all of our assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. We also agreed to issue to the investor five-year Common Stock Purchase Warrants to purchase up to 20,000,000 shares of our common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $0.35 per share. We expect to use the net proceeds of the financing for our working capital requirements.

The Senior Secured Convertible Debenture contains customary events of default, as well as events based on our possible failure to achieve specified net revenue thresholds. Assuming aggregate drawdowns under the Senior Secured Convertible Debenture of the full $7,000,000, we will be in default under the Senior Secured Convertible Debenture if we do not report net revenue of at least (i) $250,000 for the six months ending June 30, 2008, (ii) $600,000 for the nine months ending September 30, 2008, (iii) $2,500,000 for the 12 months ending December 31, 2008, or (iv) $2,000,000 for any fiscal quarter commencing with the quarter ending March 31, 2009; provided, that if aggregate drawdowns are less than $7,000,000, but are at least $3,500,000, each net revenue threshold date is extended by six months. The net revenue event of default will be inapplicable if total drawdowns are less than $3,500,000.

Both the conversion price under the Senior Secured Convertible Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to strategic partners.

We agreed to grant registration rights to the investor, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Senior Secured Convertible Debenture and exercise of the Common Stock Purchase Warrants within 45 days after the final drawdown closing, and obtaining effectiveness of the registration statement within 150 days after the final drawdown closing (or 180 days in the event of a “full review” by the SEC). Our officers and directors also agreed to execute lock-up letter agreements prohibiting sales of our common stock by them for one year after the effectiveness of the foregoing registration statement and limiting such sales for two years thereafter.

HPC Capital Management Corp. acted as the sole placement agent for the transaction.

On December 7, 2007 the Company has received $955,000 in drawdowns, net of $45,000 costs.  During the year ended December 31, 2007 the Company accrued $5,556 in interest expense to Vision as part of the convertible debenture agreement.

On December 7, 2007 The Company issued 2,857,143 5-year warrants to Vision at an exercise price of $0.35.  The fair value of these warrants was calculated using the Black Scholes model using the following assumptions: $0.09 stock price, 18.60% volatility rate, 2.88% risk free interest rate amounting to $96. The Company expensed the value of warrants during the year and recorded convertible debenture net of prepaid financing cost after amortization of $$1,875 at $956,875.

Note 6. Related-Party Transactions

During 2007 the Company paid $10,000 to Jnan Dash, its Chief Technology Evangelist and recently elected member of the Company's Board of Directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007.

We ceased paying Mr. Dash the monthly fee as of February 2007 but have agreed to issue 200,000 shares when we reach the final milestone as per the agreement.

On June 27, 2007, the Company appointed Mr. Dash to serve on the Board of Directors for the term commencing on the same date and expiring at the next annual meeting of stockholders or until a successor is duly elected and qualified.

Mr. Dash is also a member of the Board of Directors of Sonata. Sonata provided technical outsourcing to the Company. Mr. Dash received no fees or other compensation whatsoever in connection with the Sonata agreement..

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

Note 7. Stockholders’ Equity

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

All stock issuances have been retroactively updated for the effect of 4-for-1 forward split.

Following is the summary of the Company’s equity-related transactions during the year ended December 31, 2007.

•	On January 16, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

•	On January 16, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

•	On February 13, 2007, Mr. William Dabney, the father of our CFO, Mr. Reid Dabney, exercised 32,000 warrants at an exercise price of $0.25 per share.

•
On February 16, 2007, a Brookstreet Securities broker requested a cashless exercise of 42,980 warrants at an exercise price of $0.50 per share. Based on the formula provided in the Brookstreet agreement, the broker received 25,072 shares.

•	On February 22, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 10,000 warrants at an exercise price of $0.50 per share.

•	On March 20, 2007, Mr. Robert Rein, an affiliate of Trilogy Capital Partners, an outside investor relations consultant, exercised 20,000 warrants at an exercise price of $0.50 per share.

•
On March 21, 2007, St. George and Carnegie, an outside legal consultant, exercised 2,049,280 warrants at an exercise price of $0.0625 per share. The Company settled $120,080 payable to St. George and Carnegie against the exercise of the warrants.

•	On March 29, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

•	On April 17, 2007, Trilogy Capital Partners, an outside investor relations consultant, exercised 50,000 warrants at an exercise price of $0.50 per share.

•	On May 7, 2007, the Company issued Mr. James Koralek, an ex-employee, 6,667 shares for stock options that were exercised in 2006 at an exercise price of $0.50 per share.

•
On May 10, 2007, the Company cancelled 5,555,556 series B and C warrants issued to the October 2006 investors and broker with exercise prices ranging from $1.08 to $2.00 and issued 4,326,388 new warrants at an exercise price of $0.60 in consideration of our fifth private placement offer (see item 16 below).

•	On May 11, 2007, the Company issued 407,905 shares to investors in the August 2006 private placement as registration rights penalty shares per agreement.

•
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

•
On June 13, 2007, the Company issued 80,000 shares to the Ibis Consulting Group in connection with an investor relations consulting agreement. These shares have been recorded at fair value of $60,800, based on the price of our stock on April 1, 2007, as per the agreement and charged to operations.

•
On June 20, 2007, a Brookstreet broker requested a cashless exercise of 54,028 warrants at an exercise price of $0.50 per share. Based on the formula included in the agreement, we issued a total of 27,014 shares to the broker.

•
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

•	On July 30, 2007, the Company issued 882,858 shares as registration rights penalty shares to the October 2006 private placement investors in settlement of partial liability.

•
On July 27, 2007, the Company entered into Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2007, with Vision. Pursuant to the terms of the July 27 amendment, we sold 6,666,666 shares of our common stock to Vision at a purchase price of $0.15 per share, for gross proceeds of $1,000,000 ($995,172, net of offering costs of $4,829). Vision agreed to eliminate the liquidated damages provision in the registration rights agreement dated as of May 4, 2007, and Vision waived the "full-ratchet" anti-dilution provision contained in the series A warrant issued to it in connection with the fifth private placement. Additionally, Mr. Lusk transferred to Vision, for nominal consideration, an additional 20,000,000 unregistered shares of our common stock. Pursuant to the anti-dilution provision in the warrants issued in the October 2006 private placement, we reduced the exercise price of the warrant issued to Crescent International Ltd. to $0.15 per share from $0.60 per shares and increased the number of shares underlying such warrant from 675,152 to 2,700,608, and we reduced the exercise price of the warrant issued to HPC Capital Management Corporation to $0.15 from $0.60 per share and increased the number of shares underlying such warrant from $750,000 to 3,000,000. The grant date fair value of the warrants amounted to $188,671 was calculated using the Black-Scholes option pricing model using the following assumptions: risk-free rate of return of 3.88%, volatility of 51.4%, and dividend yield of 0% and expected life of five years.

•
On December 10, 2007, the Company issued 100,000 shares to Davide Caramico in connection with a marketing consulting agreement. These shares have been recorded at fair value of $16,500 based on the price of our stock on the date of issuance.

•	On December 12, 2007, the Company issued 2,450,618 shares as registration rights penalty shares to the October 2006 private placement investors in final settlement of liability.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2006	$-	18,425,192
Granted		13,542,319
Exercised		(2,323,366)
Cancelled		(7,683,811)
Outstanding at December 31, 2007	$-	21,960,334

Outstanding Warrants
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0625-$2.25	21,960,334	3.8 years	$0.60

All outstanding warrants were exercisable as of December 31, 2007.

Note 8. Stock-Based Compensation

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

Our Board of Directors approved an amendment to our 2005 Stock Option Plan (the “Plan”) on December 6, 2007 to, among other things, increase the number of shares of common stock reserved for issuance under the Plan from 12,000,000 to 18,800,000.

Also on December 6, 2007, the Board of Directors approved an amendment to the outstanding stock options under the Plan held by the Company’s named executive officers and non-employee directors to reduce the exercise price of such stock options to $0.15 per share. $0.15 per share is 150% of the closing price of the Company’s common stock on December 6, 2007 as reported on the Over-the-Counter Bulletin Board. Prior to such amendments, the outstanding stock option held by the Company’s named executive officers and non-employee directors under the Plan had an average exercise price of $0.51 per share. As a result the Company recorded $21,750 in additional stock based compensation expense during the year.

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan, in May 2007, 3,120,000 options were granted with an additional 10,000,000 options being granted in December 2007. During the year ended December 31, 2007, 1,723,895 (2006:0) options were forfeited, 1,177,773 (2006:1,151,665) were cancelled and 6,667 options were issued against exercise of options in 2006. As of December 31, 2007, 17,960,000 options were outstanding and 840,000 options were available for future option grants.

Impact of Adoption of SFAS No. 123-R

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $924,259, or $(0.01) per basic and fully diluted share in the year ended December 31, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $924,259 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. During the year ended December 31, 2006 $1,077,201 or $(0.01) per basic and fully diluted share stock-based compensation expense was recorded.

During the year ended December 31, 2006, 200,000 stock options were granted to consultants and zero options were granted during the ended December 31, 2007. 97,227 of these options vested in the year ended 2007 and the Company recorded $23,402 in expenses related to these options.

During the year ended December 31, 2006, 33,333 stock options granted to consultants vested and the Company recorded $8,039 in expenses related to these options.

Significant Assumptions Used to Estimate Fair Value

During the year ended December 31, 2007, the Company issued the following stock option grants:

In May 2007, the Company granted 3,120,000 options to our Board of Directors and certain employees and officers. These options have a three-year vesting schedule with 1/3 cliff vesting after one year and 1/24 of the remaining options on a monthly basis over the two remaining years and the maximum contractual option term is 10 years. The weighted-average assumptions used in estimating the fair value of these options, along with the weighted-average grant date fair values were as follows:

Expected volatility	49.55%
Expected life in years	6 years
Risk free interest rate	4.6%
Dividend yield	0%
Wt. average grant date fair value	$0.27

In December 2007, the Company granted 10,000,000 options to our Board of Directors and certain employees and officers. These options have a three-year vesting schedule with 1/3 cliff vesting after one year and 1/24 of the remaining options on a monthly basis over the two remaining years and the maximum contractual option term is 10 years. The weighted-average assumptions used in estimating the fair value of these options, along with the weighted-average grant date fair values were as follows:

Expected volatility	49.54%
Expected life in years	6 years
Risk free interest rate	3.875%
Dividend yield	0%
Wt. average grant date fair value	$0.04

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

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. Foldera has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index is 49.89% and has been applied in the Black-Scholes Option Pricing formula.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock compensation expense recognized during the year ended 2007 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options
Outstanding at December 31, 2006	$0.51	$3,001,667	7,741,668
Granted	0.18		13,120,000
Forfeited	0.50		(1,723,895)
Cancelled	0.50		(1,177,73)
Exercised	-		-
Outstanding at December 31, 2007	$0.31	$-	17,960,000

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.15-$0.50	17,760,000	5.2 years	$0.31	5.2 years	3,128,319	$0.31

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - December 31, 2006	3,814,464	$0.51
Granted	13,120,000	0.18		$1,251,589
Forfeited	(1,723,895)	0.50
Cancelled	(1,177,773)	0.50
Vested	(3,128,319)	0.51
Exercised	(6,667)
Non-vested - December 31, 2007	10,897,810	0.31	2 Years

The total compensation cost not yet recognized related to non-vested stock options is $926,208, which is expected to be recognized over a period of 2 years.

Note 9. Income Taxes

Through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $25,243,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2027. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2022. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of December 31, 2007 is $12,902,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at December 31, 2007 are as follows:

	2007	2006
Net operating loss	$12,902,000	$6,756,000
Less valuation allowance	(12,902,000)	(6,756,000)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	2007	2006
Tax expense (credit) at statutory rate-federal	(34)%	(34%)
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Note 10. Commitments

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

On December 31, 2007 the Company cancelled the hosting agreement with SAVVIS and is currently hosting the servers in-house.

(b)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company pays approximately $29,950 per month in rent under this lease, which expires in September 2010. In 2006, the company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,029 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $860 per month. By the end of the year 2007 the Company closed all three satellite offices out of California. The Company recognized $350,974 in office occupancy expenses for the year ended December 31, 2007 compared to $379,397 for the year ended December 31, 2006.

In November 2007, the Company subleased approximately 60% of the Huntington Beach, California offices and in January 2008, the property managers took over the balance of the office space. As a part of the lease surrender agreement we are required to pay $5,350 a month through March 2008.

In January 2008, the Company entered into an agreement to lease 3,805 square feet of office space in Santa Ana, CA. to house our operations. We pay approximately $5,327 per month in rent under this lease, which expires in January 2009.

(c)   Equipment Leases:

As of December 31, 2007, the Company had entered into capital leases with seven strategic vendors for the financing of computer equipment. The Company pays approximately $9,898 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2008	$107,307	$85,324	192,631
2009	74,102	5,327	79,429
2010	32,153	-	32,153
2011	28,425	-	28,425
Thereafter	-	-	-
	$241,987	$90,651	$332,638
Less: Amount representing interest	(41,788)
Present value of minimum lease payments	200,200
Less: Current portion	(84,494)
	$115,705

 Total minimum lease payments for the 60% of Huntington Beach offices sub-leased, as mentioned above, are as follows:

	Operating	Sub-lease
	Leases	Income
2008	$220,036	220,036
2009	225,492	225,492
2010	210,034	210,034
Thereafter	0	0
	$655,562	655,562

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

On February 13, 2006, the Company signed a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). According to the terms of the agreement, Trilogy agreed to structure and implement a marketing program designed to create extensive financial market and investor awareness for the Company. The agreement was for a twelve-month period and the Company agreed to pay $12,500 per month to Trilogy and to issue warrants to purchase 2,900,000 shares of the Company's common stock at an exercise price of $0.50 per share. These warrants were recorded at the fair value of $635,331 based on 42.68% volatility, 4.5% risk-free rate of return and 0% annual rate of quarterly dividend yield and a five year expected life. On October 3, 2006, the Company terminated this agreement with Trilogy and signed a one-year contract with Corporate Communications Network, Inc. (“CCN”) to provide similar services. Pursuant to the contract, the Company paid in advance $106,875 representing a monthly payment of $11,250 per month for ten months followed by a final payment of $5,625 in October 2007. Additionally, the Company paid CCN $200,054 for consulting services provided in 2007. As part of the cancellation agreement, Trilogy transferred 1,535,000 warrants, which were exercisable at $0.50 per share, to CCN. The Company has been expensing the fair value of these warrants over the term of the agreement. During the year ended December 31, 2007, the Company recorded $234,713 as warrant expense..

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

In January 2007, the Company entered into an ongoing technical outsourcing agreement with Sonata, a software development firm in India, for providing software coding services. Pursuant to the contract, the Company agreed to pay Sonata based on hourly invoices submitted. The contract is cancelable by either party upon 90-days written notice. The contract was cancelled by the Company in November 2007. During the year ended December 31, 2007, the Company paid approximately $245,304 to Sonata.

In April 2007, the Company entered into a one-year consulting agreement with Lewis Global Public Relations for the purpose of providing public relations services. Pursuant to this agreement, the Company agreed to pay Lewis $9,000 a month upon commencement of the term of the agreement. This agreement was terminated on September 1, 2007, and the Company paid a termination fee of $20,400.

In October 2007, the Company entered into a 10-month consulting agreement with Mr. Davide Caramico for the purpose of providing business development services in Europe. Pursuant to the contract, the Company agreed to issue 100,000 shares of the Company’s common stock and to pay Mr. Caramico 5,000 Euros monthly in cash during the term of this consulting agreement, which ends in July 2008. The 100,000 shares were issued to Mr. Caramico in December 2007 and the fair value of the shares, amounting to $16,500, was charged to operations. During the year December 31, 2007, the Company paid approximately $17,307 in cash to Mr. Caramico.

In October 2007, the Company entered into a project-based consulting agreement with Cambridge Technology Consulting Group, Inc. for the purpose of providing technology audit and strategic planning services. Pursuant to the contract, the Company agreed to pay Cambridge based on hourly invoices submitted. The contract is cancelable by either party with a 30-days written notice. At the conclusion of two projects, the Company terminated the contract. During the year ended December 31, 2007 the Company paid approximately $97,251.

In November 2007, the Company entered into a six-month consulting agreement with SECP, LLC for the purpose of providing strategic and financial advisory services. Pursuant to the contract, the Company agreed to pay SECP $8,000 per month throughout the term of the agreement that shall accrue over the term of the agreement and be paid as a single final payment upon the successful execution of a specified transaction. If no transaction is concluded over the term of the agreement, the consultant will receive 50% of the accrued amount as final payment at the end of the term. Once a successful transaction is completed the consultant is also eligible to receive 4-6% of the aggregate value of the transaction. The contact is cancelable by either party upon 30-day written notice.

(e) Marketing and hosting agreements:

On October 24, 2007, the Company entered into a partnership agreement with Tiscali Services S.p.A. (“Tiscali”), a European ISP. Pursuant to this partnership agreement, Tiscali will provide the Company with infrastructure and services to further the Company’s efforts to launch the Foldera product in the European Union, and Tiscali may market the Foldera product to its own customers in the European Union. The partnership agreement provides that the Company will be solely responsible for all costs and expenses associated with the development, commercialization and marketing of the Foldera product in the European Union, and that the Company will determine when the Foldera product will be made available in the European Union. Tiscali will be responsible to provide electrical power, bandwidth, co-location space, firewall, load balancing, LAN switch, anti-spam and anti-virus and other services on an ongoing basis. The partnership agreement further provides that, during the term of the partnership agreement, Tiscali will receive ten percent (10%) of the revenue generated by the Company and/or Tiscali from the commercialization of the Foldera product in certain specified countries within European Union. The partnership agreement does not have a fixed expiration date but may be terminated by either party upon six months notice, provided that no such notice may be given prior to the second anniversary of the date upon which the Foldera product is first made available in the European Union.

The Company entered into a separate agreement with Tiscali on October 24, 2007, pursuant to which Tiscali will provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company will be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali will be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company will pay a minimum monthly fee of Euros 11,666 (which is currently expected to be approximately $18,000 per month), based on the number of servers and other equipment Foldera requires to be operated and maintained to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Based on mutual agreement between Foldera and Tiscali, the date of the first monthly payment was postponed until March 1, 2008 and all subsequent payments have been postponed for an additional 45 days. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009.

Note 11. Subsequent events

In February 2008, the Company entered into a one-year consulting agreement with Monarch Bay Associates, LLC for the purpose of providing investment banking services. Pursuant to the contract, the Company agreed to pay Monarch Bay $10,000 per month for the first three months of the contract and to pay $5,000 per month for the balance of the contract.  The contract is cancelable by either party upon 30-days written notice after the first three months of the contract have transpired.