Form 10-Q
period 2008-03-31
FOLDERA, INC
filed 2008-05-14
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________
Commission File No.:  333-118799

FOLDERA, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0375035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2952 Daimler Street Santa Ana, CA.	92705
(Address of principal executive offices)	(Zip Code)

(714) 766-8700

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $0.001 par value per share	125,507,944 shares

Foldera, Inc.

March 31, 2008 Form 10-Q Quarterly Report

Table of Contents

Page
Part I Financial Information	F-1

Item 1. Financial Statements	F-1

Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	F-1

Unaudited Consolidated Statements of Operations for the Three-month Periods Ended March 31, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to March 31, 2008	F-2

Unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the Period from December 3, 2001 (Inception) to March 31, 2008	F-3

Unaudited Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to March 31, 2008	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8

Part II Other Information	9

Item 1. Legal Proceedings	9
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

Part I Financial Information
Item 1. Financial Statements

FOLDERA, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,200,113	$1,731,655
Prepaid expenses and other current assets	123,889	143,325
TOTAL CURRENT ASSETS	1,324,002	1,874,980

CERTIFICATE OF DEPOSIT - RESTRICTED	69,775	68,508

PROPERTY AND EQUIPMENT, net	112,725	292,837

SECURITY DEPOSIT	12,215	22,019
	$1,518,717	$2,258,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$293,735	$249,220
Current portion of capital lease obligations	71,560	84,494
TOTAL CURRENT LIABILITIES	365,295	333,714

CAPITAL LEASE OBLIGATIONS, net	99,270	115,705

CONVERTIBLE DEBENTURE, net	962,500	956,875

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
125,507,944 shares issued and outstanding	125,508	125,508
Additional paid in capital	31,078,030	30,923,819
Deficit accumulated during development stage	(31,111,886)	(30,197,277)
TOTAL STOCKHOLDERS' EQUITY	91,652	852,050
	$1,518,717	$2,258,344

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative From
	For the Three-Month Periods Ended		December 3, 2001
	March 31,		(inception) to
	2008	2007	March 31, 2008

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	876,345	2,558,811	30,057,457
Impairment loss on property & equipment	-	-	787,171

OPERATING LOSS	(876,345)	(2,558,811)	(30,844,628)

OTHER INCOME (EXPENSE)
Loss on disposal of property & equipment	(13,971)	-	(6,270)
Change in fair value of penalty shares	-	-	122,704
Interest income/(expense)	(24,293)	49,549	241,309
TOTAL OTHER INCOME	(38,264)	49,549	357,743

NET LOSS	$(914,609)	$(2,509,262)	$(30,486,885)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)

*BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	125,507,944	110,967,298

The accompanying notes are an integral part of these unaudited consolidated financial statements

*Basic and dilluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

FOLDERA, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to March 31, 2008
(Unaudited)

						Deficit	Total
			Additional	Shares	Deferred	accumulated during	stockholder's
	Common stock		paid in	to be	expenses	the development	equity/(deficit)
	Shares	Amount	capital	issued		stage
Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-

Issuance of founder's share	40,480,000	40,480	(39,468)	-	-	-	1,012
Issuance of shares for cash	1,398,176	1,398	348,146	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	2,500,000	2,500	622,500	-	-	(625,000)	-
Net loss	-	-	-	-	-	(32,120)	(32,120)
Balance at December 31, 2001	44,378,176	44,378	931,178	-	-	(657,120)	318,436

Issuance of shares for cash	2,857,388	2,857	711,490	-	-	-	714,347
Issuance of shares for compensation	1,000,000	1,000	249,000	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss	-	-	-	-	-	(1,397,155)	(1,397,155)
Balance at December 31, 2002	48,235,564	48,236	1,891,667	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	1,615,800	1,616	402,334	-	-	-	403,950
Issuance of shares for compensation	2,892,896	2,893	720,331	(101,212)	-	-	622,012
Issuance of shares for services	155,400	155	38,695	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	52,899,660	52,900	3,053,027	-		(3,188,662)	(82,735)

Issuance of shares for cash	3,286,400	3,286	818,314	-	-	-	821,600
Issuance of shares for compensation	3,129,672	3,130	779,288	-	-	-	782,418
Issuance of shares for services	3,423,224	3,423	852,383	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	62,738,956	62,739	5,503,012	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	22,549,840	22,550	7,392,353	-	-	-	7,414,903
Issuance of shares for compensation	1,684,124	1,684	419,347	-	-	-	421,031
Issuance of shares for services	312,800	313	152,887	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	87,285,720	87,286	13,882,580	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	12,577,663	12,578	9,766,818	8,334	-	-	9,787,730
Changes due to recapitalization	8,559,600	8,560	(9,670)	-	-	-	(1,110)
Issuance of shares for services	727,500	728	1,244,758	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	1,652,713	1,653	552,993	-	-	-	554,646
Registration rights penalties	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	110,803,196	110,803	26,997,588	8,334	(234,713)	(20,895,121)	5,986,891

Issuance of shares for cash	8,333,334	8,333	1,969,688	-	-	-	1,978,021
Issuance of stock options for services	-	-	23,402	-	-	-	23,402
Issuance of stock options for compensation	-	-	924,259	-	-	-	924,259
Issuance of stock for exercise of stock options	6,667	7	3,327	(3,334)	-	-	-
Issuance of stock for services	180,000	180	77,120	-	-	-	77,300
Issuance of stock as registration rights penalty shares	3,741,381	3,741	707,700	-	-	-	711,441
Exercise of warrants for cash	212,000	212	97,788	-	-	-	98,000
Exercise of warrants - cashless	52,086	52	(52)	-	-	-	-
Exercise of warrants against settlement of debt	2,049,280	2,049	118,033	-	-	-	120,083
Deferred expense - warrants	-	-	-	-	234,713	-	234,713
Discount on convertible debentures	-	-	96				96
Exercise of warrants - cash received in 2006	10,000	10	4,990	(5,000)	-	-	-
Subscription receivable	120,000	120	(120)				-
Net loss	-	-	-	-	-	(9,302,156)	(9,302,156)
Balance at December 31, 2007	125,507,944	$125,508	$30,923,819	$-	$-	$(30,197,277)	$852,050

Issuance of stock options for services		-	4,012	-	-	-	4,012
Issuance of stock options for compensation		-	150,199	-	-	-	150,199
Net loss	-	-	-	-	-	(914,609)	(914,609)
Balance at March 31, 2008	125,507,944	$125,508	$31,078,030	$-	$-	$(31,111,886)	$91,652

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOLDERA, INC
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative From
	For The Three-Month Periods Ended		December 3, 2001
	March 31,		(inception) to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(914,609)	$(2,509,262)	$(30,486,885)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	152,570	196,218	1,596,277
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	-	-	796,704
Deferred expense - warrants	-	-	234,713
Issuance of employee stock options for compensation	150,200	193,969	4,328,330
Issuance of shares for services	-	-	3,350,293
Issuance of warrants for services	-	70,414	765,014
Issuance of stock options for services	4,011	11,361	35,453
Issuance of shares as penalty shares	-	-	326,657
Discount on convertible debentures	-	-	96
Change in fair value of penalty shares	-	-	(122,704)
Loss on disposal of property and equipment	13,971		13,971
Changes in assets and liabilities:
Prepaid expenses and other current assets	19,439	118,411	(123,886)
Deposits	8,537	(190)	(81,990)
Accounts payable, accrued expenses and other liabilities	44,515	(80,297)	292,350
Registration rights liability	-	90,986	507,488
Total adjustments	393,243	600,872	11,982,788
NET CASH USED IN OPERATING ACTIVITIES	(521,366)	(1,908,390)	(18,504,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	13,571	(27,533)	(1,916,987)
Cash received as part of merger	-	-	(1,110)
NET CASH USED IN INVESTING ACTIVITIES	13,571	(27,533)	(1,918,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	-	-	20,906,437
Proceeds from convertible debt financing	-	-	956,875
Cost of raising capital	-	-	(524,858)
Receipts from exercise of warrants	-	73,000	652,646
Finance fees	5,625	-	5,625
Payments for leased equipment	(29,372)	(34,252)	(374,418)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(23,747)	38,748	21,622,307

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(531,542)	(1,897,175)	1,200,113

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	1,731,655	5,767,356	-

CASH & CASH EQUIVALENT- END OF PERIOD	$1,200,113	$3,870,181	$1,200,113

SUPPLEMENTAL INFORMATION:
Taxes	$-	$-
Interest expense	$32,152	$98,027

NON-CASH INVESTING & FINANCING ACTIVITIES:

a) Issuance of shares for compensation	$150,199	$-	$2,082,969
b) Issuance of shares for services	$4,012	$-	$2,331,791
c) Changes due to recapitalization	$-	$-	$(1,110)
d) Issuance of warrants for legal expenses	$-	$-	$414,980
e) Issuance of warrants for services	$-	$-	$1,300,691
f) Issuance of stock options for compensation	$-	$-	$1,612,225
g) Issuance of stock options for services	$-	$-	$31,704
h) Issuance of stock as registration rights penalty shares	$-	$-	$711,441
i) Exercise of warrants against settlement of debt	$-	$120,083	$120,083

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

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has historically devoted substantially all of its efforts to establishing its new business and its originally contemplated principal operations have not yet commenced. Additionally, the Company has determined that its development and operational strategy is no longer feasible in light of its inability to secure adequate financing on acceptable terms and, as a result, has determined to terminate its software development efforts. As a result, the Company has determined to pursue strategic alternatives, which may include the outright sale of the business, the sale of the Company’s software and other intellectual property and/or other M&A activity. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $479,489.

Depreciation and amortization expense for the three-month periods ended March 31, 2008 and 2007 was $152,570 and $196,218, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. As a result of the analysis, no impairment has been recorded during the quarter ended March 31, 2008.

Property and equipment consisted of the following as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008 (Unaudited)	December 31, 2007
Computer & equipment	$1,544,452	$1,608,039
Furniture & fixtures	107,498	107,498
Software	21,007	21,007
Accumulated depreciation	(1,560,232)	(1,443,707)
Property and equipment, net	$112,725	$292,837

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At March 31, 2008, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Fair Value of Financial Instruments

The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of March 31, 2008 and 2007 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the three-month period then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Three-month Periods Ended March 31,
	2008			2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
Basic EPS	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Loss available to common stockholders	$(914,609)	125,507,944	$(0.01)	$(2,509,262)	110,967,298	$(0.02)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(914,609)	125,507,944	$(0.01)	$(2,509,262)	110,967,298	$(0.02)

Potentially dilutive shares include:

	Three-month Periods Ended March 31,
	2008	2007
Warrants outstanding	21,960,334	16,160,932
Stock options outstanding	14,400,000	7,741,668

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R,“Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three-month periods ended March 31, 2008 and 2007 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

Recent Pronouncements

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $914,609 and $2,509,262 for the three-month periods ending March 31, 2008 and 2007, respectively. Negative cash flows from operations of $521,366 and $1,908,390 were noted for the three-month periods ended March 31, 2008 and 2007, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes it can effectively manage its working capital to fund operations through December 2008; however, the Company does not anticipate generating any revenue from operations for the foreseeable future, and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps include: 1) reducing payroll and payroll-related expenses, 2) terminating relationships with certain consultants and suppliers and 3) moving into less expensive facilities. The Company plans to continue actively seeking additional funding opportunities and plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

The Company also continues to explore strategic alternatives to maximize shareholder value. Such alternatives may include the outright sale of the business, the sale of the Company's software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008 (Unaudited)	December 31, 2007
Accounts payable	$36,067	$57,292
Accrued vacation	75,040	117,214
Accrued wages	4,126	32,500
Accrued rent	34,214	34,214
Professional expenses	144,288	8,000

Total	$293,735	$249,220

Note 4. Senior Secured Convertible Debenture

On December 7, 2007, the Company entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor (“Vision), to provide up to $7,000,000 in financing for the Company. Under the agreement, Vision agreed to provide the Company with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to the Company on January 1, 2008, and $500,000 available to the Company every 30-day period thereafter through November 1, 2008.  Each drawdown request would be at the Company’s sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision will have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision may also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of the Company’s common stock at $0.15 per share, and automatically convertible at the Company’s option if the Company’s common stock trades above $0.50 per share for each of any consecutive 20 trading days, and (iv) is secured by all of the Company’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. The Company also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 20,000,000 shares of the Company’s common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $0.35 per share. The Company expects to use the net proceeds of the financing for working capital requirements.

The Senior Secured Convertible Debenture contains customary events of default, as well as events based on the Company’s possible failure to achieve specified net revenue thresholds. Assuming aggregate drawdowns under the Senior Secured Convertible Debenture of the full $7,000,000, the Company will be in default under the Senior Secured Convertible Debenture if the Company does not report net revenue of at least (i) $250,000 for the six months ending June 30, 2008, (ii) $600,000 for the nine months ending September 30, 2008, (iii) $2,500,000 for the 12 months ending December 31, 2008, or (iv) $2,000,000 for any fiscal quarter commencing with the quarter ending March 31, 2009; provided, that if aggregate drawdowns are less than $7,000,000, but are at least $3,500,000, each net revenue threshold date is extended by six months. The net revenue event of default will be inapplicable if total drawdowns are less than $3,500,000.

Both the conversion price under the Senior Secured Convertible Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to strategic partners.

The Company agreed to grant registration rights to Vision, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Senior Secured Convertible Debenture and exercise of the Common Stock Purchase Warrants within 45 days after the final drawdown closing, and obtaining effectiveness of the registration statement within 150 days after the final drawdown closing (or 180 days in the event of a “full review” by the SEC). The Company’s officers and directors also agreed to execute lock-up letter agreements prohibiting sales of the Company’s common stock by them for one year after the effectiveness of the foregoing registration statement and limiting such sales for two years thereafter.

HPC Capital Management Corp. acted as the sole placement agent for the transaction and received nominal consideration for the placement of the Senior Secured Convertible Debenture.

On December 7, 2007 the Company received $955,000 in drawdowns, net of $45,000 costs.  During the year ended December 31, 2007 the Company accrued $5,556 in interest expense to Vision as part of the convertible debenture agreement.

As of the date of this report, the Company has not received any additional funding under the Senior Secured Convertible Debenture.

On December 7, 2007 the Company issued 2,857,143 5-year warrants to Vision at an exercise price of $0.35.  The fair value of these warrants was calculated using the Black Scholes model using the following assumptions: $0.09 stock price, 18.60% volatility rate, 2.88% risk free interest rate amounting to $96. The Company expensed the value of warrants during the year ended December 31, 2007 and recorded convertible debenture net of prepaid financing cost after amortization of $5,625 at $962,500 as at March 31, 2008.

During the quarter ended March 31, 2008 the Company accrued $20,000 in interest expense to Vision as part of the convertible debenture agreement.

Note 5. Related-Party Transactions

During 2007, the Company paid $10,000 to Jnan Dash, its Chief Technology Evangelist and recently elected member of the Company's Board of Directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007.

We ceased paying Mr. Dash’s monthly $10,000 cash fee as of February 2007 but have agreed to issue 200,000 shares if and when we reach the final milestone as per the agreement.

In January 2007, the Company entered into an ongoing technical outsourcing agreement with Sonata, a software development firm in India which has one of our Company’s directors, Jnan Dash, on their Board of Directors, for providing software coding services. Pursuant to the contract, the Company agreed to pay Sonata based on hourly invoices submitted. The contract is cancelable by either party upon 90-days written notice. The contract was cancelled by the Company in November 2007. During the year ended December 31, 2007, the Company paid approximately $245,304 to Sonata.

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

Also on December 6, 2007, the Board of Directors approved an amendment to the outstanding stock options under the Plan held by the Company’s named executive officers and non-employee directors to reduce the exercise price of such stock options to $0.15 per share. $0.15 per share was 150% of the closing price of the Company’s common stock on December 6, 2007 as reported on the Over-the-Counter Bulletin Board. Prior to such amendments, the outstanding stock option held by the Company’s named executive officers and non-employee directors under the Plan had an average exercise price of $0.51 per share. As a result, the Company recorded $21,750 in additional stock-based compensation expense during the year.

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

In February 2006, options to purchase 8,900,000 shares of common stock were granted under the Plan, in May 2007, 3,120,000 options were granted with an additional 10,000,000 options being granted in December 2007. During the quarter ended March 31, 2008, no options were granted while 3,069,953 were forfeited, 490,047 were cancelled and no options were exercised. During the quarter ended March 31, 2007, no options were forfeited, cancelled or exercised. As of March 31, 2008, 14,400,000 options were outstanding and 4,400,000 options were available for future option grants.

Impact of Adoption of SFAS No. 123-R in January 2006

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $150,200 or $(0.00) per basic and fully diluted share in the three-month period ended March 31, 2008 and $193,969 or $(0.00) per basic and fully diluted share in the three-month period ended March 31, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $150,200 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the three-month period ended March 31, 2008, no stock options were granted to consultants. 147,228 of the 200,000 options granted to consultants during 2006 were vested as of March 31, 2008 and the Company recorded $4,011 in expenses related to these options for the three-month period ended March 31, 2008.

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

The Company adopted SFAS No. 123-R as of January 1, 2006 and as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. Foldera completed its reverse merger on February 13, 2006 and as such, became a publicly traded company at that time. Although the Company initially used a diminimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Option formula, and could do so for grants prior to the adoption of FAS 123-R, given the low trading volume in the Company's stock, the Company believes that utilizing an appropriate industry sector index more accurately reflects the value and the cost of the stock option and warrant grants.

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

Stock-based compensation expense recognized during the three-month period ending March 31, 2008 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2007	$0.31	$-	17,960,000
Granted	-	-	-
Forfeited – options vested in prior periods			(198,885)
Forfeited – options vested in quarter ended March 31, 2008	-	-	(2,871,068)
Cancelled	-	-	(490,047)
Exercised	-	-	-
Outstanding at March 31, 2008	$0.15	$-	14,400,000

Options Outstanding				Exercisable Options
Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.15	14,400,000	5.2 years	$0.15	5.2 years	2,794,414	$0.15

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant-Date Fair Value
Non-vested - December 31, 2007	12,033,369	$0.31	2.0 Years	$0.15
Granted	-	-	-	-
Forfeited	(198,885)	-	-	-
Cancelled	(490,047)
Vested	(427,783)	-	-	-
Exercised	-	-	-	-
Non-vested - March 31, 2008	10,916,654	$0.15	1.0 Year	$0.15

The total compensation cost not yet recognized related to non-vested stock options is $645,710, which is expected to be recognized over a period of 1.0 years.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2007	$-	21,960,334
Granted		-
Exercised		-
Cancelled		-
Outstanding at March 31, 2008	$-	21,960,334

Outstanding Warrants

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15-$1.75	21,960,334	3.6 Years	$0.59

All outstanding warrants were exercisable as of March 31, 2008.

Note 8. Commitments

(a)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company paid approximately $29,950 per month in rent under this lease, which expires in December 2010. In 2006, the Company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,029 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $860 per month. By the end of the year 2007, the Company closed all three satellite offices out of California. The Company recognized $350,974 in office occupancy expenses for the year ended December 31, 2007 compared to $379,397 for the year ended December 31, 2006.

In November 2007, the Company subleased approximately 60% of the Huntington Beach, California offices and in January 2008, the property managers took over the balance of the office space. As a part of the lease surrender agreement we were required to pay $5,350 a month through March 2008.

In January 2008, the Company entered into an agreement to lease 3,805 square feet of office space in Santa Ana, CA. to house our operations. We pay approximately $5,327 per month in rent under this lease, which expires in January 2009.

 Total minimum lease payments for the 60% of Huntington Beach offices sub-leased, as mentioned above, are as follows:

	Operating	Sub-lease
	Leases	Income
2008	$165,024	165,024
2009	225,492	225,492
2010	210,034	210,034
Thereafter	-	-
	$600,550	600,550

(b)   Equipment Leases:

As of March 31, 2008, the Company had entered into capital leases with seven strategic vendors for the financing of computer equipment. The Company pays approximately $9,898 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2008	$71,131	$47,943	119,074
2009	74,102	5,327	79,429
2010	32,153	-	32,153
2011	29,474	-	29,474
Thereafter	-	-	-
	$206,860	$53,270	$260,130
Less: Amount representing interest	(36,029)
Present value of minimum lease payments	170,831
Less: Current portion	(71,560)
	$99,270

(c)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with Jnan Dash, its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 1,000,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January 2007. The Company is no longer obligated to pay the monthly consulting fee, but has agreed to issue 200,000 shares of its common stock if and when it reaches the final milestone as per the agreement.

In October 2007, the Company entered into a 10-month consulting agreement with Mr. Davide Caramico for the purpose of providing business development services in Europe. Pursuant to the contract, the Company agreed to issue 100,000 shares of the Company’s common stock and to pay Mr. Caramico 5,000 Euros monthly in cash during the term of this consulting agreement, which ends in July 2008. The 100,000 shares were issued to Mr. Caramico in December 2007 and the fair value of the shares, amounting to $16,500, was charged to operations. The Company’s expense related to Mr. Caramico for the three-month period ending March 31, 2008 was $45,545.

In November 2007, the Company entered into a six-month consulting agreement with SECP, LLC for the purpose of providing strategic and financial advisory services. Pursuant to the contract, the Company agreed to pay SECP $8,000 per month throughout the term of the agreement that shall accrue over the term of the agreement and be paid as a single final payment upon the successful execution of a specified transaction. If no transaction is concluded over the term of the agreement, the consultant will receive 50% of the accrued amount as final payment at the end of the term. Once a successful transaction is completed the consultant is also eligible to receive 4-6% of the aggregate value of the transaction. The contract is cancelable by either party upon 30-day written notice. The Company’s expense related to SECP for the three-month period ending March 31, 2008 was $24,000.

In February 2008, the Company entered into a one-year consulting agreement with Monarch Bay Associates, LLC for the purpose of providing investment banking services. Pursuant to the contract, the Company agreed to pay Monarch Bay $10,000 per month for the first three months of the contract and to pay $5,000 per month for the balance of the contract.  The contract is cancelable by either party upon 30-days written notice after the first three months of the contract have transpired. The Company’s expense related to Monarch Bay for the three-month period ending March 31, 2008 was $20,000.

In February 2008, the Company entered into a non-binding letter of intent with AirSet, Inc. which outlined the general terms of an agreement between the parties to allow us to license and distribute (or operate on behalf of) European Internet Service Providers (“ISPs”) AirSet’s online personal and group information management solution. At the signing of the letter of intent, Foldera paid a $50,000 advance against future potential royalties from the Company to AirSet in exchange for implementing a demo version of a Foldera branded AirSet service offering. Any revenue generated from the AirSet product in the European ISP market would be shared with AirSet via a to-be negotiated royalty payment structure.

During the three-month period ending March 31, 2008, the Company expensed $50,000 when the demo version of Foldera branded AirSet service was delivered, per the terms of the agreement.

(d) Marketing and hosting agreements:

On October 24, 2007, the Company entered into a partnership agreement with Tiscali Services S.p.A. (“Tiscali”), a European ISP. Pursuant to this partnership agreement, Tiscali will provide the Company with infrastructure and services to further the Company’s efforts to launch the Foldera product in the European Union, and Tiscali may market the Foldera product to its own customers in the European Union. The partnership agreement provides that the Company will be solely responsible for all costs and expenses associated with the development, commercialization and marketing of the Foldera product in the European Union, and that the Company will determine when the Foldera product will be made available in the European Union. Tiscali will be responsible to provide electrical power, bandwidth, co-location space, firewall, load balancing, LAN switch, anti-spam and anti-virus and other services on an ongoing basis. The partnership agreement further provides that, during the term of the partnership agreement, Tiscali will receive ten percent (10%) of the revenue generated by the Company and/or Tiscali from the commercialization of the Foldera product in certain specified countries within the European Union. The partnership agreement does not have a fixed expiration date but may be terminated by either party upon six months notice, provided that no such notice may be given prior to the second anniversary of the date upon which the Foldera product is first made available in the European Union.

The Company entered into a separate agreement (the “Services Agreement”) with Tiscali on October 24, 2007, pursuant to which Tiscali will provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company will be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali will be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company will pay a minimum monthly fee of Euros 11,666 (which is expected to be approximately $18,000 per month), based on the number of servers and other equipment Foldera requires to be operated and maintained, to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Based on a mutual agreement between Foldera and Tiscali, the date of the first monthly payment was postponed until March 1, 2008 and all subsequent payments have been postponed for an additional 45 days. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009. The Company’s expense related to Tiscali for the three-month period ending March 31, 2008 was $86,918.

Note 9. Subsequent Events

As described above, the Company entered into a Services Agreement with Tiscali on October 24, 2007, pursuant to which Tiscali was to provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali's premises in Cagiliari, Italy under the Services Agreement. Pursuant to this agreement, the Company was to pay a fee (which was expected to be Euros 11,600 per month) to Tiscali for such personnel and hardware management services, commencing March 1, 2008. Unless sooner terminated for cause, the initial term of this agreement was to expire on January 15, 2009.

Because the Company has been unable to secure the additional financing necessary to place the specified computer hardware and equipment at Tiscali’s premises, the Company determined that the Services Agreement would no longer be necessary and, therefore, entered into negotiations with Tiscali to terminate the Services Agreement. On April 10, 2008, the Company and Tiscali agreed to terminate the Services Agreement in exchange for a one-time payment of Euros 26,800, in addition to the Euros 23,200 payable under the terms of the Services Agreement. The Company accrued the entire payment amount of Euros 50,000 as of March 31, 2008.

In addition to the termination of the Tiscali Services Agreement, the Company also cancelled its European business development services consulting contract with Mr. Davide Caramico on April 17, 2008. In addition to the Euros 5,000 early contract termination payment made to Mr. Caramico, the Company also paid Mr. Caramico Euros 8,920 for his work in negotiating the termination of the Tiscali Services Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We had not generated any revenues as of March 31, 2008 and so are considered a development stage company. As of March 31, 2008, we reported $1,200,133 of cash and cash equivalents on our balance sheet. Given our current cash usage rate and our expectations to not generate material revenue for the foreseeable future, a risk exists that our available cash on hand will be insufficient to sustain our operations. To address the potential cash shortfall situation, on December 7, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor (“Vision”), to provide up to $7,000,000 in financing for us. Under the agreement, Vision agreed to provide us with $1,000,000 million at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us at Vision’s sole discretion on January 1, 2008, and $500,000 available to us at Vision’s sole discretion every 30-day period thereafter through November 1, 2008. As of May 12, 2008, we received a total of $1,000,000 in convertible debt funding from Vision and there is no assurance that we will receive any additional funding from Vision under this Securities Purchase Agreement. Additionally, we pledged all of our assets to Vision in connection with the Senior Secured Convertible Debenture offering. We believe that our pro-forma working capital on hand as of the date of this report, coupled with our ability to further reduce operating expenses, will provide us with the capital we need through the end of 2008. However, we believe our ability to operate beyond the end of 2008 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

During the second half of 2007 and the quarter ended March 31, 2008, Company management implemented a restructuring plan sanctioned by our Board of Directors pursuant to which we reduced our workforce from 49 employees to 5 employees, terminated relationships with several consultants and suppliers, reduced our monthly occupancy expense and discontinued our third-party hosting arrangement.

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

Termination of Development Efforts

The Company has determined that its development and operational strategy is no longer feasible in light of its inability to secure adequate financing on acceptable terms. As a result, the Company has determined to terminate its software service development efforts and instead pursue strategic alternatives, which may include the outright sale of the business, the sale of the Company’s software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $479,489.

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

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At March 31, 2008, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Fair Value of Financial Instruments. The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

   Income Taxes. We follow SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123-R,“Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which we previously followed in accounting for stock-based awards. In March2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. We have applied SAB107 in its adoption of SFAS 123-R.

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

Please refer to Note 2, for additional Critical Accounting Policies.

Results of Operations

Comparison of the Three-month Periods Ended March 31, 2008 and March 31, 2007

Operating Expenses. Total operating expenses for the three-month period ended March 31, 2008 declined to $876,345 or $(0.01) per share from $2,558,811 or $(0.02) per share during the same period in 2007. The overall decline in operating expenses of $1,682,466 or 66% was due to decreases in the following expense categories:

•	payroll related costs declined by $1,103,104, or 87% to $163,749 for the three-month period ended March 31, 2008, as compared to $1,266,853 for the same period in 2007,

•	legal and accounting costs declined by $122,050, or 74% to $42,182 for the three-month period ended March 31, 2008, as compared to $164,232 for the same period in 2007,

•	equity-based consulting costs declined by $77,764, or 95% to $4,012 for the three-month period ended March 31, 2008, as compared to $81,776 for the same period in 2007,

•	investor relations costs declined by $70,957, or 91% to $7,145 for the three-month period ended March 31, 2008, as compared to $78,102 for the same period in 2007,

•	occupancy expenses declined by $66,060, or 68% to $30,434 for the three-month period ended March 31, 2008, as compared to $96,494 for the same period in 2007,

•	hosting services costs declined by $46,166, or 95% to $2,312 for the three-month period ended March 31, 2008, as compared to $48,478 for the same period in 2007,

•	employee option costs declined by $43,773, or 23% to $150,199 for the three-month period ended March 31, 2008, as compared to $193,972 for the same period in 2007.

These decreases were somewhat offset by the following factor:

•	office/miscellaneous costs increased by $1,097, or 21% to $6,414 for the three-month period ended March 31, 2008, as compared to $5,317 for the same period in 2007.

The above decreases were a result of the following factors:

•	payroll costs declined as we reduced our head-count from 50 at the beginning of 2007 to a total of five employees by March 31, 2008,

•	legal and accounting costs declined as we reduced our reliance on outside consultants,

•	equity-based consulting costs declined as the company did not issue any stocks or options for services,

•	investor relations costs declined as a result of cost cutting measures,

•	occupancy expenses declined as the company gave up its Huntington Beach, CA. office space and moved into a smaller office space in Santa Ana, CA.,

•	interest expenses declined as the company issued common stock to satisfy a penalty shares obligation and hence did not accrue additional interest expense related to the penalty shares,

•	hosting services costs declined as the company gave up its third-party hosting services and started hosting its servers in-house,

•	employee option costs declined as the company reduced its headcount and options were cancelled after the appropriate waiting period.

Net Loss. Our net loss for the three-month period ended March 31, 2008 declined to $914,609 or $(0.01) per share from $2,509,262 or $(0.02) per share over the same period last year. The overall decline in the net loss of $1,594,653 or 63.6% was due to decreases in payroll expense, legal and accounting expense, equity-based consulting expense, investor relations expense, occupancy expense, interest expense, employee option expense and hosting services expense. These decreases where somewhat offset by an increase in office/miscellaneous expenses.

Financial Condition

Comparison of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007 (audited)

Assets. Assets decreased by $739,627 to $1,518,717 as of March 31, 2008, or approximately 32.8%, from $2,258,344 as of December 31, 2007. This reduction was primarily due to the decrease in cash and cash equivalent balances as the Company funded the net loss for the three-month period, and decreases in prepaid expenses and property and equipment and somewhat offset by increases in deposits.

Liabilities. Total liabilities increased by $20,771 to $1,427,065 as of March 31, 2008, or approximately 1.5%, from $1,406,294 as of December 31, 2007. The increase was due to increases in accounts payable and accrued expenses and the convertible debenture and was somewhat offset by a decrease in capital lease obligations.

Stockholders' Equity. Stockholders' equity decreased by $760,398 to $91,652 as of March 31, 2008 or approximately 89.2% from $852,050 as of December 31, 2007. The decrease was due primarily to a net loss during the three-month period ended March 31, 2008 and was partially offset by an increase in additional paid in capital which represents the employee option expense for the quarter.

Liquidity and Capital Resources

General. Overall, we had a decrease in cash flows of $531,542 for the three-month period ended March 31, 2008 resulting from $521,366 cash used in operating activities and $23,747 cash used in financing activities, offset by $13,571 of cash provided by investing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $521,366 for the three-month period ended March 31, 2008 was primarily attributable to a net loss of $914,609, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $152,570, employee options expense of $150,200, the issuance of stock options for services of $4,011, a decrease in prepaid expenses and other current assets of $34,439, an increase in accounts payables and accrued expenses of $44,515 and a loss on disposal of property and equipment of $13,971, somewhat offset by an increase in deposits of $6,463.

Cash Flows from Investing Activities. Net cash provided by investing activities of $13,571 for the three-month period ended March 31, 2008 was primarily attributable to sales of fixed assets.

Cash Flows from Financing Activities. Net cash of $23,747 used in financing activities in the three-month period ended March 31, 2008 was primarily due to payments for leased equipment of $29,372 offset by finance fee of $5,625.

Financing. We have not generated any revenues as of March 31, 2008 and so are considered a development stage company. We ended March 2008 with $1,200,113 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, it is likely that our available cash on hand will be insufficient to sustain our operations beyond December 2008.

To address the potential cash shortfall situation, we entered into a Securities Purchase Agreement on December 7, 2007 with Vision to provide up to $7,000,000 in financing for us. Under the agreement, Vision agreed to provide us with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us on January 1, 2008, and $500,000 available to us every 30-day period thereafter through November 1, 2008. Each drawdown request would be at our sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision will have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision may also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of our common stock at $0.15 per share, and is automatically convertible at our option if our common stock trades above $0.50 per share for each of any 20 consecutive trading days, and (iv) is secured by all of our assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. We also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 20,000,000 shares of our common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $0.35 per share. We expect to use the net proceeds of the financing for our working capital requirements. As of May 12, 2008, we have only received a total of $1,000,000 from Vision, and there can be no assurance that we will receive any additional funding from Vision under the Securities Purchase Agreement.

We believe that our pro-forma working capital on hand as of the date of this report, along with further reductions in operating expenses, will provide us with the capital we need through year end 2008. However, we believe our ability to operate beyond the end of 2008 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

As part of the Company’s contingency planning efforts, especially in light of the abandonment of our European development strategy, we are continuing to explore strategic alternatives to maximize shareholder value. Such alternatives may include the outright sale of the business, the sale of the Company's software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

Internal Sources of Liquidity. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity. We will actively pursue all potential financing options as we look to secure additional funds to stabilize our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

As of March 31, 2008, we had entered into seventeen capital leases with various equipment suppliers in the amount of $517,433, of which $170,831 was outstanding as of March 31, 2008.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2007, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Related-Party Transactions

During 2007, the Company paid $10,000 to Jnan Dash, its Chief Technology Evangelist and recently elected member of the Company's Board of Directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007.

We ceased paying Mr. Dash’s monthly $10,000 cash fee as of February 2007 but have agreed to issue 200,000 shares if and when we reach the final milestone as per the agreement.

In January 2007, the Company entered into an ongoing technical outsourcing agreement with Sonata, a software development firm in India which has one of our Company’s directors, Jnan Dash, on their Board of Directors, for providing software coding services. Pursuant to the contract, the Company agreed to pay Sonata based on hourly invoices submitted. The contract is cancelable by either party upon 90-days written notice. The contract was cancelled by the Company in November 2007. During the year ended December 31, 2007, the Company paid approximately $245,304 to Sonata.

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

Subsequent Events

The Company entered into a Services Agreement with Tiscali on October 24, 2007, pursuant to which Tiscali was to provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali's premises in Cagiliari, Italy under the Services Agreement. Pursuant to this agreement, the Company was to pay a fee (which was expected to be Euros 11,600 per month) to Tiscali for such personnel and hardware management services, commencing March 1, 2008. Unless sooner terminated for cause, the initial term of this agreement was to expire on January 15, 2009.

Because the Company has been unable to secure the additional financing necessary to place the specified computer hardware and equipment at Tiscali’s premises, the Company determined that the Services Agreement would no longer be necessary and, therefore, entered into negotiations with Tiscali to terminate the Services Agreement. On April 10, 2008, the Company and Tiscali agreed to terminate the Services Agreement in exchange for a one-time payment of Euros 27,200, in addition to the Euros 23,200 payable under the terms of the Services Agreement.

In addition to the termination of the Tiscali Services Agreement, the Company also cancelled its European business development services consulting contract with Mr. Davide Caramico on April 17, 2008. In addition to the Euros 5,000 early contract termination payment made to Mr. Caramico, the Company also paid Mr. Caramico Euros 8,920 for his work in negotiating the termination of the Tiscali Services Agreement.

As a result of the Company’s determination to terminate its software service development efforts, the Company is exploring strategic alternatives to maximize shareholder value. Such alternatives may include the outright sale of the business, the sale of the Company's software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

None

Item 1.A Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial condition.

The Company has terminated its software service development efforts.

      The Company has determined that its development and operational strategy is no longer feasible in light of its inability to secure adequate financing on acceptable terms. As a result, the Company has determined to terminate its software service development efforts and instead pursue strategic alternatives, which may include the outright sale of the business, the sale of the Company’s software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

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

FOLDERA, INC.

Dated: May 14, 2008	By:	/s/ Hugh Dunkerley
Hugh Dunkerley
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2008	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)