Form 10-Q
period 2008-06-30
FOLDERA, INC
filed 2008-08-14
CIK 717945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________
Commission File No.:  333-118799

CeCors, Inc. (formerly known as Foldera, Inc.)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value per share	12,867,527 shares

CeCors, Inc. (formerly known as Foldera, Inc.)

June 30, 2008 Form 10-Q Quarterly Report

Table of Contents

Page
Part I Financial Information	2

Item 1. Financial Statements	2

Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3

Unaudited Consolidated Statements of Operations for the Three and Six-month Periods Ended June 30, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to June 30, 2008	4

Unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the Period from December 3, 2001 (Inception) to June 30, 2008	5

Unaudited Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to June 30, 2008	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

Part II Other Information	26

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	28

Part I Financial Information
Item 1. Financial Statements

CeCors, Inc.
(formerly known as Foldera, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$732,149	$1,731,655
Prepaid expenses and other current assets	123,515	143,325
TOTAL CURRENT ASSETS	855,663	1,874,980

CERTIFICATE OF DEPOSIT - RESTRICTED	70,422	65,508

PROPERTY AND EQUIPMENT, net	-	292,837

SECURITY DEPOSIT	12,215	22,019
	$938,300	$2,258,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$139,151	$249,220
Current portion of capital lease obligations	63,447	84,494
Vision Opportunity Fund - Debt Financing	968,125	956,875
TOTAL CURRENT LIABILITIES	1,170,723	1,290,589

CAPITAL LEASE OBLIGATIONS, net	82,493	115,705

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 250,000,000 shares authorized, 12,550,794 shares issued and outstanding	12,551	12,551
Additional paid in capital	31,299,641	31,036,777
Deficit accumulated during development stage	(31,627,107)	(30,197,277)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(314,916)	852,050
	$938,300	$2,258,344

The accompanying notes are an integral part of these unaudited consolidated financial statements

CeCors, Inc.
(formerly known as Foldera, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Month Periods Ended		For the Six Month Periods Ended		Cumulative From December 3, 2001
	June 30,		June 30,		(inception) to
	2008	2007	2008	2007	June 30, 2008

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	476,774	2,881,575	1,353,119	5,380,384	30,534,231
Impairment loss on property & equipment	-	-	-	-	787,171

OPERATING LOSS	(476,774)	(2,881,575)	(1,353,119)	(5,380,384)	(31,321,402)

OTHER INCOME (EXPENSE)

Loss on disposal of property & equipment	(9,005)	-	(22,976)	-	(15,275)
Change in fair value of penalty shares issued	-	122,704	-	122,704	122,704
Interest income/(expense)	(29,444)	33,662	(53,737)	83,212	211,864
TOTAL OTHER INCOME	(38,448)	156,366	(76,712)	205,916	319,294

NET LOSS	$(515,222)	$(2,725,209)	$(1,429,831)	$(5,174,468)	$(31,002,107)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.24)	$(0.11)	$(0.46)

** BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,550,794	11,324,369	12,550,794	11,158,475

The accompanying notes are an integral part of these unaudited consolidated financial statements

** Basic and dilluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

CeCors, Inc.
(formerly known as Foldera, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to June 30, 2008
(Unaudited)

						Deficit	Total
			Additional	Shares	Deferred	accumulated during	stockholder's
	Common stock		paid in	to be	expenses	the development	equity/(deficit)
	Shares	Amount	capital	issued		stage
Balance at inception (December 3, 2001)	-	$-	$-	$-	$-	$-	$-

Issuance of founder's share	4,048,000	4,048	(3,036)	-	-	-	1,012
Issuance of shares for cash	139,818	140	349,404	-	-	-	349,544
Issuance of shares to shareholder for acquisition of software	250,000	250	624,750	-	-	(625,000)	-
Net loss	-	-	-	-	-	(32,120)	(32,120)
Balance at December 31, 2001	4,437,818	4,438	971,118	-	-	(657,120)	318,436

Issuance of shares for cash	285,739	286	714,061	-	-	-	714,347
Issuance of shares for compensation	100,000	100	249,900	-	-	-	250,000
Shares to be issued	-	-	-	101,212	-	-	101,212
Net loss	-	-	-	-	-	(1,397,155)	(1,397,155)
Balance at December 31, 2002	4,823,556	4,824	1,935,079	101,212	-	(2,054,275)	(13,160)

Issuance of shares for cash	161,580	162	403,788	-	-	-	403,950
Issuance of shares for compensation	289,290	289	722,935	(101,212)	-	-	622,012
Issuance of shares for services	15,540	16	38,834	-	-	-	38,850
Net loss	-	-	-	-	-	(1,134,387)	(1,134,387)
Balance at December 31, 2003	5,289,966	5,290	3,100,637	-		(3,188,662)	(82,735)

Issuance of shares for cash	328,640	329	821,271	-	-	-	821,600
Issuance of shares for compensation	312,967	313	782,105	-	-	-	782,418
Issuance of shares for services	342,322	342	855,464	-	-	-	855,806
Shares to be issued	-	-	-	11,151	-	-	11,151
Net loss	-	-	-	-	-	(2,591,238)	(2,591,238)
Balance at December 31, 2004	6,273,896	6,274	5,559,477	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	2,254,984	2,255	7,412,648	-	-	-	7,414,903
Issuance of shares for compensation	168,412	168	420,863	-	-	-	421,031
Issuance of shares for services	31,280	31	153,169	-	-	-	153,200
Issuance of warrants for legal expenses	-	-	414,980	-	-	-	414,980
Reduction of accrual relating to shares to be issued	-	-	-	(11,151)	-	-	(11,151)
Net loss	-	-	-	-	-	(3,081,878)	(3,081,878)
Balance at December 31, 2005	8,728,572	8,729	13,961,137	-	-	(8,861,778)	5,108,087

Issuance of shares for cash	1,257,766	1,258	9,778,138	8,334	-	-	9,787,730
Changes due to recapitalization	855,960	856	(1,966)	-	-	-	(1,110)
Issuance of shares for services	72,750	73	1,245,412	-	-	-	1,245,485
Issuance of warrants for services	-	-	1,535,404	-	(234,713)	-	1,300,691
Issuance of stock options for services	-	-	4,290	-	-	-	4,290
Cost of raising capital	-	-	(524,858)	-	-	-	(524,858)
Issuance of stock options for compensation	-	-	545,273	-	-	-	545,273
Exercise of warrants	165,271	165	554,481	-	-	-	554,646
Registration rights penalties	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(12,033,342)	(12,033,342)
Balance at December 31, 2006	11,080,320	11,080	27,097,312	8,334	(234,713)	(20,895,121)	5,986,892

Issuance of shares for cash	833,333	833	1,977,188	-	-	-	1,978,021
Issuance of stock options for services	-	-	23,402	-	-	-	23,402
Issuance of stock options for compensation	-	-	924,259	-	-	-	924,259
Issuance of stock for exercise of stock options	667	1	3,333	(3,334)	-	-	-
Issuance of stock for services	18,000	18	77,282	-	-	-	77,300
Issuance of stock as registration rights penalty shares	374,138	374	711,067	-	-	-	711,441
Exercise of warrants for cash	21,200	21	97,979	-	-	-	98,000
Exercise of warrants - cashless	5,209	5	(5)	-	-	-	-
Exercise of warrants against settlement of debt	204,928	205	119,878	-	-	-	120,083
Deferred expense - warrants	-	-	-	-	234,713	-	234,713
Discount on convertible debentures	-	-	96	-	-	-	96
Exercise of warrants - cash received in 2006	1,000	1	4,999	(5,000)	-	-	-
Subscription receivable	12,000	12	(12)	-	-	-	-
Net loss	-	-	-	-	-	(9,302,156)	(9,302,156)
Balance at December 31, 2007	12,550,794	$12,551	$31,036,777	$-	$-	$(30,197,277)	$852,051

Issuance of stock options for services	-	-	8,024	-	-	-	8,024
Issuance of stock options for compensation	-	-	254,841	-	-	-	254,841
Net loss	-	-	-	-	-	(1,429,831)	(1,429,831)
Balance at June 30, 2008	12,550,794	$12,551	$31,299,641	$-	$-	$(31,627,107)	$(314,916)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CeCors, Inc.
(formerly known as Foldera, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six- Month Periods Ended		Cumulative From December 3, 2001
	June 30,		(inception) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,429,831)	$(5,174,468)	$(31,002,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	218,255	398,662	1,661,962
Loss on settlement of debt	-	-	64,022
Impairment of property & equipment	-	-	796,704
Loss on sale of property & equipment	22,976	-	22,976
Deferred expense - warrants	-	-	234,713
Issuance of employee stock options for compensation	254,841	590,135	4,432,972
Issuance of shares for services	-	60,800	3,350,293
Issuance of warrants for services	-	140,829	765,014
Issuance of stock options for services	8,024	15,357	39,465
Issuance of shares as penalty shares	-	-	326,657
Discount on convertible debentures	-	-	96
Change in fair value of penalty shares	-	-	(122,704)
Changes in assets and liabilities:
Prepaid expenses and other current assets	19,812	210,825	(123,513)
Deposits	7,890	(817)	(82,637)
Accounts payable, accrued expenses and other liabilities	(110,069)	(282,467)	137,766
Registration rights liability	-	29,515	507,488
Total adjustments	421,728	1,162,839	12,011,273
NET CASH USED IN OPERATING ACTIVITIES	(1,008,103)	(4,011,629)	(18,990,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(64,948)	(1,930,558)
Cash received as part of merger	-	-	(1,110)
Cash received from sale of equipment	51,606	-	51,606
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	51,606	(64,948)	(1,880,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	-	982,838	20,906,437
Proceeds from convertible debt financing	-	-	956,875
Cost of raising capital	-	-	(524,858)
Receipts from exercise of warrants	-	98,000	652,646
Finance fees	11,250	-	11,250
Payments for leased equipment	(54,259)	(65,821)	(399,305)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(43,009)	1,015,017	21,603,045

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(999,506)	(3,061,560)	732,149

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	1,731,655	5,767,356	-

CASH & CASH EQUIVALENT- END OF PERIOD	$732,149	$2,705,796	$732,149

SUPPLEMENTAL INFORMATION:
Taxes	$-	$-
Interest expense	$58,079	$44,827

NON-CASH INVESTING & FINANCING ACTIVITIES:

a) Assets acquired under capital leases.	$-	$112,452
b) Issuance of stock as registration rights penalty shares	$-	$175,399
c) Exercise of warrants against settlement of debt	$-	$120,082

The accompanying notes are an integral part of these unaudited consolidated financial statements

CeCors, Inc.
(formerly known as Foldera, Inc.)
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Taskport, Inc. (“TI”), a California corporation, was incorporated in 2001 to develop a proprietary, web-based software system that enables users to work collaboratively in a highly organized fashion within a shared electronic workspace.

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby Expert Systems, Inc. issued 9,131,372 shares to acquire 100% of TI's stock. Expert Systems, Inc. had 855,960 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI owned approximately 92% of the combined entity. Accordingly, the merger was accounted for as a reverse acquisition of Expert Systems, Inc. by TI and resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On August 12, 2008, Foldera, Inc. changed its name to CeCors, Inc.

The accompanying consolidated financial statements include the accounts of CeCors, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The results for the year ended December 31, 2006 and all subsequent periods include both CeCors, Inc. (from the acquisition date) and TI (for the full period), while the historical results prior to the acquisition date only include TI. Additionally, all historical share count and per share information has been adjusted for the Company's 4-for-1 forward stock-split that became effective on May 16, 2006 and the 1-for-10 reverse stock split that was approved by the holders of a majority of the Company’s outstanding shares of common stock on August 1 and 4, 2008.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has historically devoted substantially all of its efforts to establishing its proprietary, web-based software business and its originally contemplated principal operations have not yet commenced. Additionally, the Company has determined that its development and operational strategy is no longer feasible and, as a result, terminated its software development efforts during the first quarter of 2008. As a result, the Company has pursued strategic alternatives, which included the outright sale of the business, the sale of the Company’s software and other intellectual property and/or other M&A activity. On July 18, 2008, the Company announced the hiring of new senior managers and a change in the Company’s strategic direction. The Company now anticipates offering a Carrier Ethernet Core Switching product to the telco and cable company market during 2009, subject to being able to secure additional financing on reasonable terms and conditions. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the six-month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

At the Company’s July 18, 2008 Board of Directors meeting, the Board members approved a 1-for-10 reverse stock split, the authorization for the issuance of up to 25,000,000 preferred shares and the expansion of the Company’s stock option pool under the 2005 Stock Option Plan to 50,000,000 shares. These initiatives were approved by holders of a majority of the Company’s outstanding shares of common stock on August 1 and 4, 2008.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $517,433.

Depreciation and amortization expense for the six-month periods ended June 30, 2008 and 2007 was $218,255 and $398,662, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. As a result of the analysis, no impairment has been recorded during the six months ended June 30, 2008.

Property and equipment consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Computer & equipment	$1,431,379	$1,608,039
Furniture & fixtures	107,498	107,498
Software	21,007	21,007
Accumulated depreciation	(1,559,884)	(1,443,707)
Property and equipment, net	$-	$292,837

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit quality financial institutions. At June 30, 2008, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Earnings Per Share

The Company uses SFAS No. 128, “Earnings Per Share,” for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of June 30, 2008 and 2007 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the six-month period then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Six-month Periods Ended June 30,
	2008			2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
Basic EPS	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Loss available to common stockholders	$(1,429,831)	12,550,794	$(0.11)	$(5,174,468)	11,158,475	$(0.46)

Effect of Dilutive Securities
None	--	--		--	--

Diluted EPS
Loss available to common stockholders	$(1,429,831)	12,550,794	$(0.11)	$(5,174,468)	11,158,475	$(0.46)

Potentially dilutive shares include:

	Six-month Periods Ended June 30,
	2008	2007
Warrants outstanding	2,196,033	1,482,774
Stock options outstanding	250,000	1,054,833

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R,”Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the six-month periods ended June 30, 2008 and 2007 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

Recent Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Contracts - and interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related FSAS No. 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. SFAS 160 has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In September 2006, FASB issued SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

The Company currently does not have any defined benefit plan and so SFAS 158 will not affect the financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $1,429,831 and $5,174,468 for the six-month periods ending June 30, 2008 and 2007, respectively. Negative cash flows from operations of $1,008,103 and $4,011,629 were noted for the six-month periods ended June 30, 2008 and 2007, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes it can effectively manage its working capital to fund operations through September 2008; however, the Company does not anticipate generating any revenue from operations until 2009 and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps include: 1) reducing payroll and payroll-related expenses, 2) terminating relationships with certain consultants and suppliers; and, 3) moving into less expensive facilities. The Company plans to continue actively seeking additional funding opportunities and plans to further restructure the operations to decrease operating expenses and to minimize the liabilities.

The Company also continues to explore strategic alternatives to maximize shareholder value. Such alternatives may include the outright sale of the business, the sale of the Company's software and other intellectual property and/or other M&A activity. There is no assurance that the Company will be successful in these endeavors.

As a result of the exploration of strategic alternatives, on July 18, 2008, the Company announced plans to develop a product for the Carrier Ethernet Core Switching market. Along with the change in the Company’s strategic direction, six individuals were hired by the Company. There is no assurance that the Company will be successful in this endeavor.

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of June 30, 2008.

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Accounts payable	$884	$57,292
Accrued vacation	43,269	117,214
Accrued wages	-	32,500
Accrued rent	34,214	34,214
Professional fees	60,784	8,000

Total	$139,151	$249,220

Note 4. Senior Secured Convertible Debenture

On December 7, 2007, the Company entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor (“Vision), to provide up to $7,000,000 in financing for the Company. Under the agreement, Vision agreed to provide the Company with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to the Company on January 1, 2008, and $500,000 available to the Company every 30-day period thereafter through November 1, 2008.  Each drawdown request would be at the Company’s sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision would have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision could also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of the Company’s common stock at $1.50 per share, and automatically convertible at the Company’s option if the Company’s common stock trades above $5.00 per share for each of any consecutive 20 trading days, and (iv) is secured by all of the Company’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. The Company also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 2,000,000 shares of the Company’s common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $3.50 per share. The Company intended to use the net proceeds of the financing for working capital requirements.

The Senior Secured Convertible Debenture contains customary events of default, as well as events based on the Company’s possible failure to achieve specified net revenue thresholds. Assuming aggregate drawdowns under the Senior Secured Convertible Debenture of the full $7,000,000, the Company would be in default under the Senior Secured Convertible Debenture if the Company does not report net revenue of at least (i) $250,000 for the six months ending June 30, 2008, (ii) $600,000 for the nine months ending September 30, 2008, (iii) $2,500,000 for the 12 months ending December 31, 2008, or (iv) $2,000,000 for any fiscal quarter commencing with the quarter ending March 31, 2009; provided, that if aggregate drawdowns are less than $7,000,000, but are at least $3,500,000, each net revenue threshold date is extended by six months. The net revenue event of default will be inapplicable if total drawdowns are less than $3,500,000.

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

On December 7, 2007, the Company received $955,000 in drawdowns, net of $45,000 costs.  During the year ended December 31, 2007 the Company accrued $5,556 in interest expense to Vision as part of the convertible debenture agreement.

On December 7, 2007 the Company issued 285,714 5-year warrants to Vision at an exercise price of $3.50.  The fair value of these warrants was calculated using the Black Scholes model using the following assumptions: $0.90 stock price, 18.60% volatility rate, 2.88% risk free interest rate amounting to $96. The Company expensed the value of warrants during the year ended December 31, 2007 and recorded convertible debenture net of prepaid financing cost after amortization of $11,250 at $968,125 as at June 30, 2008.

During the six-month period ended June 30, 2008, the Company paid $40,000 in interest expense to Vision as part of the convertible debenture agreement.

On July 14, 2008, the Company entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, the Company prepaid $380,000 in outstanding principal amount under the $1,000,000 Senior Secured Convertible Debenture that it issued to Vision on December 7, 2007 and Vision converted the remaining $620,000 outstanding principal amount into shares of common stock at the original conversion price of $3.50 per share, for an aggregate of 177,1,43 shares of common stock. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,838 shares of common stock, on a cashless basis, for 82,584 shares of common stock.

Note 5. Related-Party Transactions

During 2007, the Company paid $10,000 to Jnan Dash, our prior Chief Technology Evangelist and former member of the Company's Board of Directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007.

We ceased paying Mr. Dash’s monthly $10,000 cash fee as of February 2007 but have agreed to issue 20,000 shares if and when we reach the final milestone as per the agreement.

In January 2007, the Company entered into a technical outsourcing agreement with Sonata, a software development firm in India which has one of our Company’s former directors, Jnan Dash, on their Board of Directors, for providing software coding services. Pursuant to the contract, the Company agreed to pay Sonata based on hourly invoices submitted. The contract is cancelable by either party upon 90-days written notice. The contract was cancelled by the Company in November 2007. During the year ended December 31, 2007, the Company paid approximately $245,304 to Sonata.

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

On July 18, 2008, the Company’s Board of Directors, and on August 1 and 4, 2008, holders of a majority of the outstanding shares of common stock of the Company, approved (i) a 1-for-10 reverse split of the outstanding shares of common stock of the Company and (ii) the authorization of 25,000,000 preferred shares to effect the reverse stock split and preferred stock authorization by filing a Certificate of Amendment with the Nevada Secretary of State.

All stock issuances have been retroactively updated for the effect of 4-for-1 forward split and the 1-for-10 reverse split.

On July 14, 2008, the Company entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, the Company prepaid $380,000 in outstanding principal amount under the $1,000,000 Senior Secured Convertible Debenture that it issued to Vision on December 7, 2007 and Vision converted the remaining $620,000 outstanding principal amount into shares of common stock at the original conversion price of $3.50 per share, for an aggregate of 177,143 shares of common stock. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,838 shares of common stock, on a cashless basis, for 82,584 shares of common stock.

Additionally, on July 3, 2008, HPC Capital Management Corp. and the Company entered into a warrant termination and stock grant agreement whereby HPC agreed to exchange all of its warrants to purchase an aggregate of 300,000 shares of common stock, on a cashless basis, for 30,000 shares of common stock. Finally, on July 3, 2008, Crescent International Ltd. and the Company entered into a warrant termination and stock grant agreement whereby Crescent agreed to exchange all of its warrants to purchase and aggregate of 270,061 shares of common stock, on a cashless basis, for 27,006 shares of common stock.

Note 7. Stock-Based Compensation

Stock-Based Compensation Plan

The May 2005 Stock Option Plan (the "Plan") gives the Board of Directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights and restricted stock awards (collectively, "Awards") to present and future employees of the Company and its affiliated companies. Outside directors, consultants and other advisors are also eligible to receive Awards under the Plan.

The Board of Directors approved an amendment to the Plan on December 6, 2007 to, among other things, increase the number of shares of common stock reserved for issuance under the Plan from 1,200,000 to 1,880,000. If an incentive Award expires or terminates unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Award, the shares subject to such Award and the surrendered shares will become available for further Awards under the Plan.

Also on December 6, 2007, the Board of Directors approved an amendment to the outstanding stock options under the Plan held by the Company’s named executive officers and non-employee directors to reduce the exercise price of such stock options to $1.50 per share. $1.50 per share was 150% of the closing price of the Company’s common stock on December 6, 2007 as reported on the Over-the-Counter Bulletin Board. Prior to such amendments, the outstanding stock option held by the Company’s named executive officers and non-employee directors under the Plan had an average exercise price of $5.10 per share. As a result, the Company recorded $21,750 in additional stock-based compensation expense during the year.

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

The Board of Directors or one of its committees will administer the Plan. If Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and Rule 16b-3 under the Securities Exchange Act of 1934, as amended, apply to the Company and the Plan, then each member of the board or committee, which must have at least two members, must meet the standards of independence necessary to be classified as an "outside director" for purposes of Section 162(m) of the Code and an outside director for the purposes of Rule 16b-3. Subject to the terms of the Plan, the committee will have complete authority and discretion to determine the terms of Awards.

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

There are no specific required minimum service periods for option grants; however, options generally have a three-year vesting schedule with 1/3 cliff vesting after one year and 1/24 of the remaining options on a monthly basis over the two remaining years and the maximum contractual option term is 10 years.

In February 2006, options to purchase 890,000 shares of common stock were granted under the Plan, in May 2007, 312,000 options were granted with an additional 1,000,000 options being granted in December 2007. During the six months ended June 30, 2008, no options were granted while 306,995 were forfeited, 1,239,005 were cancelled and no options were exercised. During the six months ended June 30, 2007, no options were forfeited, cancelled or exercised. As of June 30, 2008, 250,000 options were outstanding and 1,550,000 options were available for future option grants.

On July 18, 2008, the Company’s Board of Directors, and on August 1 and 4, 2008, holders of a majority of the outstanding shares of common stock of the Company, approved an amendment to the Plan to, among other things, increase the number of shares of common stock reserved for issuance under the Plan from 1,880,000 to 50,000,000. In anticipation of this approval, on July 18, 2008, 32,358,114 options were granted to the Company’s six new employees, including 6,933,881options granted to James J. Fiedler, the Company’s new Board Chairman and Chief Executive Officer. A further 4,622,589 options were granted to three additional members of the Company’s Board of Directors. The grant date fair value of options calculated using the Black Scholes Pricing Model is $0.30 per share. The following assumptions have been used to calculate the fair value of the stock options:

Expected volatility	49.54%
Expected life in years	5 years
Risk-free interest rate	3.375%
Dividend yield	0%
Wt. average grant-date fair value	$0.30

According to the terms of the individual stock option grants, the options will be vested as follows:

1/3rd on the grant date	12,326,901 options
1/3rd on 90 days after the grant date	12,326,901 options
1/3rd on 180 days after the grant date	12,326,901 options

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $254,841 or $(0.02) per basic and fully diluted share in the six-month period ended June 30, 2008 and $590,135 or $(0.05) per basic and fully diluted share in the six-month period ended June 30, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $254,841 in the six-month period ended June 30, 2008 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the six-month period ended June 30, 2008, no stock options were granted to consultants. 16,390 of the 20,000 options granted to consultants during 2006 were vested as of June 30, 2008 and the Company recorded $8,024 in expenses related to these options for the six-month period ended June 30, 2008.

The Company adopted SFAS No. 123-R as of January 1, 2006 and, as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. The Company completed its reverse merger on February 13, 2006 and, as such, became a publicly traded company at that time. Although the Company initially used a de minimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Option formula, and could do so for grants prior to the adoption of SFAS No. 123-R, given the low trading volume in the Company's stock, the Company believes that utilizing an appropriate industry sector index more accurately reflects the value and the cost of the stock option and warrant grants.

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. The Company has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index was 50.15% and has been applied in the Black-Scholes formula.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock-based compensation expense recognized during the six-month period ending June 30, 2008 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2007	$3.10	$-	1,796,000
Granted	-	-	-
Forfeited – options vested in prior periods			(19,888)
Forfeited – options vested in six-months ended June 30, 2008	-	-	(287,107)
Cancelled	-	-	(1,239,005)
Exercised	-	-	-
Outstanding at June 30, 2008	$3.49	$-	250,000

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.50-5.10	250,000	3.75 years	$3.49	3.6 years	209,169	$3.18

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant-Date Fair Value
Non-vested - December 31, 2007	1,203,337	$3.10	2.0 Years	$1.50
Granted	-	-	-	-
Forfeited	(19,888)	-	-	-
Cancelled	(978,728)
Vested	(163,890)	-	-	-
Exercised	-	-	-	-
Non-vested – June 30, 2008	40,831	$5.07	0.7 Year	$5.07

The total compensation cost not yet recognized related to non-vested stock options is $106,827, which is expected to be recognized over a period of 1.5 years.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2007	$-	2,196,033
Granted		-
Exercised		-
Cancelled		-
Outstanding at June 30, 2008	$-	2,196,033

Outstanding Warrants

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.50-$17.50	2,196,033	3.3 Years	$5.90

All outstanding warrants were exercisable as of June 30, 2008.

As part of the Company’s July 14, 2008 debenture prepayment and conversion letter agreement, Vision agreed to exchange all of its warrants to purchase an aggregate of 825,838 shares of common stock, on a cashless basis, for 82,584 shares of common stock. Additionally, on July 3, 2008, HPC Capital Management Corp. and the Company entered into a warrant termination and stock grant agreement whereby HPC agreed to exchange all of its warrants to purchase an aggregate of 300,000 shares of common stock, on a cashless basis, for 30,000 shares of common stock. Finally, on July 3, 2008, Crescent International Ltd. and the Company entered into a warrant termination and stock grant agreement whereby Crescent agreed to exchange all of its warrants to purchase and aggregate of 270,061 shares of common stock, on a cashless basis, for 27,006 shares of common stock.

Note 8. Commitments & Contingencies

(a)   Office Space Lease:

On September 15, 2005, the Company entered into a lease agreement to lease 15,154 square feet of office space in Huntington Beach, California to house its administrative, marketing, system development and technical support operations. The Company paid approximately $29,950 per month in rent under this lease, which expires in December 2010. In 2006, the Company also rented three satellite offices for executives working out of California. The Chicago, IL office was rented in April 2006 at $1,029 per month, the Bellevue, Washington office in July 2006 at $725 per month and the Albuquerque, New Mexico office in August 2006 at $860 per month. By the end of the year 2007, the Company closed all three satellite offices outside of California. The Company recognized $350,974 in office occupancy expenses for the year ended December 31, 2007 compared to $379,397 for the year ended December 31, 2006.

In November 2007, the Company subleased approximately 60% of the Huntington Beach, California offices and in January 2008, the property managers took over the balance of the office space. As a part of the lease surrender agreement the Company was required to pay $5,350 a month through March 2008.

In January 2008, the Company entered into an agreement to lease 3,805 square feet of office space in Santa Ana, CA. to house its operations. The Company pays approximately $5,327 per month in rent under this lease, which expires in January 2009.

 Total minimum lease payments for the 60% of Huntington Beach offices sub-leased, as mentioned above, are as follows:

	Operating	Sub-lease
	Leases	Income
2008	$110,016	$110,016
2009	225,492	225,492
2010	210,034	210,034
Thereafter	-	-
	$545,542	$542,550

Total minimum lease payments related to the Company’s Santa Ana, CA office space for the years ended December 31, 2008 and 2009 will be $31,962 and $5,327, respectively.

(b)   Equipment Leases:

As of June 30, 2007, the Company had entered into capital leases with six strategic vendors for the financing of computer equipment. The Company pays approximately $6,789 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital	Operating
	Leases	Leases	Total
2008	$40,407	$31,962	$72,369
2009	74,102	5,327	79,429
2010	32,153	-	32,153
2011	29,474	-	29,474
Thereafter	-	-	-
	$176,136	$37,289	$213,425
Less: Amount representing interest	(30,196)
Present value of minimum lease payments	145,940
Less: Current portion	(63,447)
	$82,493

(c)   Consulting agreements:

On March 24, 2004, the Company entered into an agreement with Jnan Dash, its Chief Technology Evangelist. As part of this service agreement, the Chief Technology Evangelist was responsible for assisting in the closing of certain financings. The term of the service agreement began on April 1, 2004 and was for a term of ninety (90) days, with automatic monthly renewals until terminated. As of December 31, 2006, the Company had issued 100,000 shares as per terms of the agreement in addition to paying $120,000 in cash. This consulting agreement was terminated in January 2007. The Company is no longer obligated to pay the monthly consulting fee, but has agreed to issue 20,000 shares of its common stock if and when it reaches the final milestone as per the agreement.

In October 2007, the Company entered into a 10-month consulting agreement with Mr. Davide Caramico for the purpose of providing business development services in Europe. Pursuant to the contract, the Company agreed to issue 10,000 shares of the Company’s common stock and to pay Mr. Caramico 5,000 Euros monthly in cash during the term of this consulting agreement, which ends in July 2008. The 10,000 shares were issued to Mr. Caramico in December 2007 and the fair value of the shares, amounting to $16,500, was charged to operations. The Company cancelled its European business development services consulting contract with Davide Caramico on April 17, 2008. In addition to the Euros 5,000 early contract termination payment made to Mr. Caramico, the Company also paid Mr. Caramico Euros 8,920 for his work in negotiating the termination of the Tiscali Services Agreement. The Company’s expense related to Mr. Caramico for the six-month period ending June 30, 2008 was $45,544.

In November 2007, the Company entered into a six-month consulting agreement with SECP, LLC for the purpose of providing strategic and financial advisory services. Pursuant to the contract, the Company agreed to pay SECP $8,000 per month throughout the term of the agreement that shall accrue over the term of the agreement and be paid as a single final payment upon the successful execution of a specified transaction. If no transaction is concluded over the term of the agreement, the consultant will receive 50% of the accrued amount as final payment at the end of the term. Once a successful transaction is completed the consultant is also eligible to receive 4-6% of the aggregate value of the transaction. The contact is cancelable by either party upon 30-day written notice. The Company’s expense related to SECP for the six-month period ending June 30, 2008 was $24,000.

On July 14, 2008, The Company entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, Vision agreed to assume and pay in full, fees and charges in the amount of $24,000 owed by the Company to SECP.

In February 2008, the Company entered into a one-year consulting agreement with Monarch Bay Associates, LLC for the purpose of providing investment banking services. Pursuant to the contract, the Company agreed to pay Monarch Bay $10,000 per month for the first three months of the contract and to pay $5,000 per month for the balance of the contract.  The contract is cancelable by either party upon 30-days written notice after the first three months of the contract have transpired. Additionally, the Company agreed to pay Monarch Bay an additional $10,000 during May of 2008 to compensate the firm for additional work that was being done to identify strategic alternatives for the Company. The Company’s expense related to Monarch Bay for the six-month period ending June 30, 2008 was $50,000.

In February 2008, the Company entered into a non-binding letter of intent with AirSet, Inc. which outlined the general terms of an agreement between the parties to allow it to license and distribute to (or operate on behalf of) European Internet Service Providers (“ISPs”) AirSet’s online personal and group information management solution. At the signing of the letter of intent, the Company paid a $50,000 advance against future potential royalties from the Company to AirSet in exchange for implementing a demo version of a Foldera-branded AirSet service offering. Any revenue generated from the AirSet product in the European ISP market would be shared with AirSet via a to-be-negotiated royalty payment structure. When the Company terminated its Services Agreement with Tiscali Services S.p.A., it also informed Airset that it would not be pursuing any additional business under the non-binding letter of intent. During the six-month period ending June 30, 2008, the Company expensed $50,000 when the demo version of Foldera branded AirSet service was delivered, per the terms of the agreement.

(d) Marketing and hosting agreements:

On October 24, 2007, the Company entered into a partnership agreement with Tiscali Services S.p.A. (“Tiscali”), a European ISP. Pursuant to this partnership agreement, Tiscali would provide the Company with infrastructure and services to further the Company’s efforts to launch the Company’s product in the European Union, and Tiscali could market the Company’s product to its own customers in the European Union. The partnership agreement provides that the Company would be solely responsible for all costs and expenses associated with the development, commercialization and marketing of the Company’s product in the European Union, and that the Company would determine when the Company’s product will be made available in the European Union. Tiscali would be responsible to provide electrical power, bandwidth, co-location space, firewall, load balancing, LAN switch, anti-spam and anti-virus and other services on an ongoing basis. The partnership agreement further provides that, during the term of the partnership agreement, Tiscali would receive ten percent (10%) of the revenue generated by the Company and/or Tiscali from the commercialization of the Company’s product in certain specified countries within European Union. The partnership agreement does not have a fixed expiration date but may be terminated by either party upon six months notice, provided that no such notice may be given prior to the second anniversary of the date upon which the Company’s product is first made available in the European Union.

The Company entered into a separate agreement (the “Services Agreement”) with Tiscali on October 24, 2007, pursuant to which Tiscali would provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company would be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali would be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company would pay a minimum monthly fee of Euros 11,666 (which is currently expected to be approximately $18,000 per month), based on the number of servers and other equipment the Company requires to be operated and maintained to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Based on mutual agreement between the Company and Tiscali, the date of the first monthly payment was postponed until March 1, 2008 and all subsequent payments were postponed for an additional 45 days. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009. The Company’s expense related to Tiscali for the six-month period ending June 30, 2008 was $87,754.

Because the Company was unable to secure the additional financing necessary to place the specified computer hardware and equipment at Tiscali’s premises, the Company determined that the Services Agreement would no longer be necessary and, therefore, entered into negotiations with Tiscali to terminate the Services Agreement. On April 10, 2008, the Company and Tiscali agreed to terminate the Services Agreement in exchange for a one-time payment of Euros 26,800, in addition to the Euros 23,200 payable under the terms of the Services Agreement. The Company made the entire payment amount of Euros 50,000 during the six-month period ending June 30, 2008.

Note 9. Subsequent Events

On July 14, 2008, the Company entered into a debenture prepayment and conversion letter agreement with Vision Opportunity Master Fund, Ltd. Pursuant to the agreement, the Company prepaid $380,000 in outstanding principal amount under the $1,000,000 Senior Secured Convertible Debenture that it issued to Vision on December 7, 2007, and Vision converted the remaining $620,000 outstanding principal amount into shares of common stock at the original conversion price of $.35 per share, for an aggregate of 177,143 shares of common stock. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,839 shares of common stock, on a cashless basis, for 82,584 shares of common stock.

Along with these new stock issuances, Vision agreed to a six-month lock-up during which it will not make any public sales of common stock. Following the six-month period, Vision has agreed to limit its sales to up to 1/12 of its holdings per month during the 12 months thereafter.

Vision further agreed to assume and pay in full, fees and charges in the amount of $24,000 owed by the Company to SECP, an investment banking firm retained by the Company in connection with the exploration of corporate strategic alternatives.

Crescent International Ltd., an investor in the Company’s June 2007 financing, and HPC Capital Management Corp., the placement agent in that financing, similarly exchanged all of their warrants to purchase 270,061 shares and 300,000 shares of common stock, respectively, on a cashless basis, for 27,006 shares and 30,000 shares of common stock.

On July 17, 2008, the Company and Athena Technology, Inc., a company owned and controlled by James J. Fiedler and five other Company employees, entered into 90-day non-exclusive, non-transferable and non-assignable agreement whereby the Company licenses Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. Under the terms of the agreement, the Company agreed to pay all development expenses of Ceyees Systems Inc. (a company owned and controlled by Sri Chaganty, who became a Company employee on July 18, 2008) and other Athena designated vendors during the term of the agreement. It is the intent of both parties to execute a 20-year exclusive license of the software at the end of the current agreement.

On July 18, 2008, the Company’s Board of Directors met and extended employment contracts to James J. Fiedler and five of his associates to join the Company with the express purpose of building and marketing a product for the Carrier Ethernet Core Switching market. At the same time, the Company entered into employment contracts with Reid Dabney and Hugh Dunkerley on terms similar to those of Mr. Fiedler and his associates. At the Board meeting, James J. Fiedler became the Company’s new President and Chief Executive Officer and was elected to the Company’s Board of Directors as its Chairman.

At the July 18, 2008 Board of Directors meeting, the Board members also approved a 1-for-10 reverse stock split, the authorization for the issuance of up to 25,000,000 preferred shares, the expansion of the Company’s option pool under the 2005 Stock Option Plan to 50,000,000 shares and changing the Company’s name from Foldera, Inc. to CeCors, Inc. The holders of a majority of the Company’s outstanding shares of common stock approved these initiatives on August 1 and 4, 2008. In anticipation of this approval, the Board of Directors approved the granting of 36,980,703 options to the Company’s six new employees and members of the Board of Directors on July 18, 2008.

On July 21, 2008, the Company and Ceyees Systems Inc. entered into a four-month consulting agreement under which Ceyees will provide the Company with the design and development of high availability middleware for real-time packet processing software components for Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. The consulting arrangement is estimated to cost the Company approximately $375,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to CeCors, Inc. (formerly known as Foldera, Inc.), together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is an easy-to-use online service that combines email, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 8,559,600 common stock shares issued and outstanding. Pursuant to the merger, all of the 9,131,372 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 9,987,332 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.'s wholly owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.'s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split and, on August 1 and 4, 2008, we approved a 1-for-10 reverse stock split.

We had not generated any revenues as of June 30, 2008 and so are considered a development stage company. As of June 30, 2008, we reported $732,149 of cash and cash equivalents on our balance sheet. Given our current cash usage rate and our expectations to not generate material revenue for the foreseeable future, a risk exists that our available cash on hand will be insufficient to sustain our operations. To address the potential cash shortfall situation, on December 7, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor (“Vision”), to provide up to $7,000,000 in financing for us. Under the agreement, Vision agreed to provide us with $1,000,000 million at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to us at Vision’s sole discretion on January 1, 2008, and $500,000 available to us at Vision’s sole discretion every 30-day period thereafter through November 1, 2008. As of July 14, 2008, we had received a total of $1,000,000 in convertible debt funding from Vision. On July 14, 2008, we entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, we prepaid $380,000 in outstanding principal amount under the $1,000,000 senior secured convertible debenture that we issued to Vision on December 7, 2007, and Vision converted the remaining $620,000 outstanding principal amount into shares of our common stock at the original conversion price of $3.50 per share, for an aggregate of 177,143 shares of common stock. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,839 shares of our common stock, on a cashless basis, for 82,584 shares of common stock.

We believe that our pro-forma working capital on hand as of the date of this report, coupled with our ability to further reduce operating expenses, will provide us with the capital we need through September 2008. However, we believe our ability to operate beyond September 2008 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

During the second half of 2007 and the first six months of 2008, our management implemented a restructuring plan approved by our board of directors pursuant to which we reduced our workforce from 49 employees to 2 employees, terminated relationships with several consultants and suppliers, reduced our monthly occupancy expense and discontinued our third-party hosting arrangement.

Due to the ongoing cost of operations and the uncertainty of generating sufficient revenues to cover those operating expenses, there is a probability that we will not remain a going concern without additional funding.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes.

Termination of Development Efforts

We have determined that our development and operational strategy is no longer feasible in light of our inability to secure adequate financing on acceptable terms. As a result, we have determined to terminate our software service development efforts and instead pursue strategic alternatives, which may include the outright sale of the business, the sale of our software and other intellectual property and/or other merger and acquisitions activity. We cannot assure you that we will be successful in these endeavors.

New Strategic Direction

We have determined that we should enter the Carrier Ethernet Core Switching market and, on July 18, 2008, hired six individuals to lead the effort to produce and market a product to telco and cable company operators in the switching market. We cannot assure you that the Company will be successful in these endeavors.

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

Included in property and equipment is approximately $517,433 of assets, which are leased under non-cancelable leases, and accounted for as capital leases, which expire through November 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $517,433.

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

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At June 30, 2008, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Fair Value of Financial Instruments. We consider our financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

   Income Taxes. We follow Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123-R,“Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123-R. We have applied SAB107 in its adoption of SFAS 123-R.

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

Results of Operations

Comparison of the Three and Six-Month Periods Ended June 30, 2008 and June 30, 2007

Operating Expenses. Total operating expenses for the three-month period ended June 30, 2008 declined to $476,774, or $(0.04) per share, from $2,881,575, or $(0.24) per share, during the same period in 2007. The overall decline in operating expenses of $2,404,801, or 83%, was due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy, hosting services and employee option costs. Total operating expenses for the six-month period ended June 30, 2008 decreased to $1,353,119, or $(0.11) per share, from $5,380,384, or $(0.48) per share, for the same year period in 2007. The overall decrease for the six-month period ended June 30, 2008 of $4,027,265, or 75%, over the prior-year period is due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy, hosting services and employee option expenses.

Net Loss. Our net loss for the three-month period ended June 30, 2008 declined to $515,222, or $(0.04) per share, from $2,725,209, or $(0.24) per share, during the same period in 2007. The overall decline in our net loss of $2,209,987, or 81%, was attributable to a reduction in payroll, legal and accounting, equity-based consulting, investor relations, occupancy, hosting services and employee option costs, somewhat offset by an increase in interest expense. Our net loss for the six-month period ended June 30, 2008 declined to $1,429,831,or $(0.11) per share, from $5,174,468, or $(0.46) per share, over the same period in 2007. The overall decline in the net loss of $3,744,637, or 72%, was due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy, employee option and hosting services expenses. These decreases where somewhat offset by an increase in our interest expense.

Financial Condition

Comparison of Financial Condition at June 30, 2008 (unaudited) and December 31, 2007 (audited)

Assets. Assets decreased by $1,320,044 to $938,300 as of June 30, 2008, or approximately 58%, from $2,258,344 as of December 31, 2007. This reduction was primarily due to the decrease in cash and cash equivalent balances as we funded the net loss for the six-month period, and decreases in prepaid expenses and property and equipment and somewhat offset by increases in deposits.

Liabilities. Total liabilities decreased by $153,078 to $1,253,216 as of June 30, 2008, or approximately 11%, from $1,406,294 as of December 31, 2007. The decrease was due to declines in accounts payable and accrued expenses and a decrease in capital lease obligations, partially offset by an increase in the convertible debenture.

Stockholders' Equity. Stockholders' equity decreased by $1,166,966 to $(314,916) as of June 30, 2008 from $852,050 as of December 31, 2007. The decrease was due primarily to a net loss during the six-month period ended June 30, 2008 and was partially offset by an increase in additional paid in capital which represents the employee option expense for the six-month period.

Liquidity and Capital Resources

General. Overall, we had a decrease in cash flows of $999,506 for the six-month period ended June 30, 2008 resulting from $1,008,103 cash used in operating activities and $43,009 cash used in financing activities, offset by $51,606 of cash provided by investing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $1,5008,103 for the six-month period ended June 30, 2008 was primarily attributable to a net loss of $1,429,831, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $218,255, employee options expense of $254,841, the issuance of stock options for services of $8,024, a decrease in prepaid expenses and other current assets of $19,812, a loss on disposal of property and equipment of $22,976 and a decrease in deposits of $7,890 and, somewhat offset by a decrease in accounts payables and accrued expenses of $110,069.

Cash Flows from Investing Activities. Net cash provided by investing activities of $51,606 for the six-month period ended June 30, 2008 was primarily attributable to sales of fixed assets.

Cash Flows from Financing Activities. Net cash of $43,009 used in financing activities in the six-month period ended June 30, 2008 was primarily due to payments for leased equipment of $54,259 offset by finance fee of $11,250.

Financing. We have not generated any revenues as of June 30, 2008 and so are considered a development stage company. We ended June 2008 with $732,149 of cash and cash equivalents on our balance sheet. Given our current cash usage rate (including the prepayment of $380,000 in cash on our convertible debenture), it is likely that our available cash on hand will be insufficient to sustain our operations beyond September 2008.

We believe that our pro-forma working capital on hand as of the date of this report, along with further reductions in operating expenses, will provide us with the capital we need through September 2008. However, we believe our ability to operate beyond the end of September 2008 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability. We cannot assure you that we will be successful in these endeavors.

Internal Sources of Liquidity. We cannot assure you that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity. We will actively pursue all potential financing options as we look to secure additional funds to stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

As of June 30, 2008, we had entered into seventeen capital leases with various equipment suppliers in the amount of $517,433, of which $145,940 was outstanding as of June 30, 2008.

Inflation. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas prices may materially and adversely impact the economy generally.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements.

Related-Party Transactions

During 2007, we paid $10,000 to Jnan Dash, our prior Chief Technology Evangelist and former member of our board of directors, pursuant to a consulting agreement signed in March 2004. The agreement was terminated in January 2007.

We ceased paying Mr. Dash’s monthly $10,000 cash fee as of February 2007 but have agreed to issue 20,000 shares if and when we reach the final milestone as per the agreement.

In January 2007, we entered into a technical outsourcing agreement with Sonata, a software development firm in India which has one of our company’s former directors, Jnan Dash, on their board of directors, for providing software coding services. Pursuant to the contract, we agreed to pay Sonata based on hourly invoices submitted. The contract was cancelable by either party upon 90-days written notice. We cancelled the contract in November 2007. During the year ended December 31, 2007, we paid approximately $245,304 to Sonata.

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our company's articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

We believe that all of the above transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. We cannot assure you, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect to these transactions or arrangements, or that if conflicts do arise, they will be resolved in a manner favorable to us. Any future transactions will be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the board of directors, we will obtain fairness opinions or stockholder approval in connection with any such transaction.

Subsequent Events

On July 14, 2008, we entered into a debenture prepayment and conversion letter agreement with Vision Opportunity Master Fund, Ltd. Pursuant to the agreement, we prepaid $380,000 in outstanding principal amount under the $1,000,000 senior secured convertible debenture that we issued to Vision on December 7, 2007, and Vision converted the remaining $620,000 outstanding principal amount into shares of our common stock at the original conversion price of $3.50 per share, for an aggregate of 177,143 shares of common stock. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,839 shares of our common stock, on a cashless basis, for 82,584 shares of common stock.

Along with these new stock issuances, Vision agreed to a six-month lock-up during which it will not make any public sales of our common stock. Following the six-month period, Vision has agreed to limit its sales to up to 1/12 of its holdings per month during the 12 months thereafter.

Vision further agreed to assume and pay in full, fees and charges in the amount of $24,000 owed by us to SECP, an investment banking firm retained by us in connection with the exploration of corporate strategic alternatives.

Crescent International Ltd., an investor in our June 2007 financing, and HPC Capital Management Corp., the placement agent in that financing, similarly exchanged all of their warrants to purchase 270,061 shares and 300,000 shares of common stock, respectively, on a cashless basis, for 27,006 shares and 30,000 shares of our common stock.

On July 18, 2008, our board of directors met and extended employment contracts to James J. Fiedler and five of his associates to join us with the express purpose of building and marketing a product for the Carrier Ethernet Core Switching market. At the same time, we entered into employment contracts with Reid Dabney and Hugh Dunkerley on terms similar to those of Mr. Fiedler and his associates. At the board meeting, James J. Fiedler was appointed our new President and Chief Executive Officer and was elected to our board of directors and appointed as its Chairman.

At the July 18, 2008 board of directors meeting, the board members also approved a 1-for-10 reverse stock split, the authorization for the issuance of up to 25,000,000 preferred shares, the expansion of our option pool under the 2005 Stock Option Plan to 50,000,000 shares and changing our corporate name from Foldera, Inc. to CeCors, Inc. These initiatives were approved by the holders of a majority of our outstanding shares of common stock on August 1 and 4, 2008. In anticipation of this approval, our board of directors approved the granting of 36,980,703 options to our six new employees and members of the board of directors on July 18, 2008.

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

Any one of these or other risks, uncertainties, other factors, and any inaccurate assumptions, may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the U.S. Securities and Exchange Commission, which we strongly urge you to read and consider, all of which may be accessed from the Securities and Exchange Commission website at www.sec.gov. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

None

Item 1.A Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial condition.

We have terminated our software service development efforts and have embarked on a new strategic direction, which may not be successful.

We have determined that our development and operational strategy is no longer feasible in light of our inability to secure adequate financing on acceptable terms. As a result, we have determined to terminate our software service development efforts and instead pursue strategic alternatives, which may include the outright sale of the business, the sale of our software and other intellectual property and/or other merger and acquisitions M&A activity.

We have determined that we should enter the Carrier Ethernet Core Switching market and, on July 18, 2008, hired six individuals to lead the effort to produce and market a product to telco and cable company operators in the switching market. We cannot assure you that we will be successful in these endeavors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended June 30, 2008.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description
2.1	Agreement and Plan of Merger, dated February 6, 2006, by and among Expert Systems, Inc., EXSI Acquisition Corp and Taskport, Inc. (2)
3.1	Certificate of Incorporation of Expert Systems, Inc. as filed with the Nevada Secretary of State on April 16, 2002. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Expert Systems, Inc. changing its name to Foldera, Inc. filed with the Nevada Secretary of State on February 13, 2006. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Foldera, Inc. filed with the Nevada Secretary of State. (3)
3.4	Bylaws. (1)
3.5	Amendment to Bylaws. (4)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Incorporated by reference to registrant’s (predecessor) filing on Form SB-2 Registration Statement filed on September 2, 2004.

(2)	Incorporated by reference to registrant’s Form 8-K filed on February 13, 2006.

(3)	Incorporated by reference to registrant’s Form 8-K filed on May 16, 2006.

(4)	Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form SB-2 filed on May 10, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLDERA, INC.

Dated: August 14, 2008	By:	/s/ James J. Fiedler
James J. Fiedler
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2008	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)