Form 10-Q
period 2008-09-30
FOLDERA, INC
filed 2008-11-14
CIK 717945

Table of Contents

Part I

Financial Information		F-1
Item 1.	Financial Statements	21
Item 2.	Management's Discussion and Analysis or Plan of Operation	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T.	Controls and Procedures

Part II

Other Information
Item 1.	Legal Proceedings	28
Item 1.A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	30
SIGNATURES

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $0.001 par value per share	12,867,672 shares

CeCors, Inc.

September 30, 2008 Form 10-Q Quarterly Report

Table of Contents

Page
Part I Financial Information	F-1
Item 1. Financial Statements	F-1
Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	F-1
Unaudited Consolidated Statements of Operations for the Three and Nine-month Periods Ended September 30, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to September 30, 2008	F-2
Unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the Period from December 3, 2001 (Inception) to September 30, 2008	F-3
Unaudited Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2008 and 2007 and for the Period from December 3, 2001 (Inception) to September 30, 2008	F-4
Notes to Unaudited Consolidated Financial Statements	F-5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures	27
Part II Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	30

Part I Financial Information

Item 1. Financial Statements

CeCors, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$57,422	$1,731,655
Prepaid expenses and other current assets	56,467	143,325
TOTAL CURRENT ASSETS	113,889	1,874,980

CERTIFICATE OF DEPOSIT - RESTRICTED	71,079	65,508

PROPERTY AND EQUIPMENT, net	—	292,837

SECURITY DEPOSIT	12,215	22,019
	$197,183	$2,258,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$273,650	$249,220
Current portion of capital lease obligations	65,912	84,494
Vision Opportunity Fund - Debt Financing	—	956,875
Shares to be issued	3,000	—
TOTAL CURRENT LIABILITIES	342,563	1,290,589

CAPITAL LEASE OBLIGATIONS, net	65,061	115,705

COMMITMENTS	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 25,000,000 shares authorized	—	—
0 shares issued and outstanding
Common stock, $0.001 par value, 250,000,000 shares authorized,
12,867,617 shares issued and outstanding	12,868	12,551
Additional paid in capital	33,686,185	31,036,777
Deficit accumulated during development stage	(33,909,494)	(30,197,277)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(210,441)	852,050
	$197,183	$2,258,344

The accompanying notes are an integral part of these unaudited consolidated financial statements

CeCors, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,		Cumulative From December 3, 2001 (inception) to September 30,
	2008	2007	2008	2007	2008
NET REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	2,243,443	2,788,879	3,596,562	8,229,814	32,777,674
Impairment loss on property & equipment	—	—	—	—	787,171

OPERATING LOSS	(2,243,443)	(2,788,879)	(3,596,562)	(8,229,814)	(33,564,845)

OTHER INCOME (EXPENSE)

Loss on disposal of property & equipment	—		(22,976)	—	(15,275)
Change in fair value of penalty shares issued	—	—	—	122,704	122,704
Interest income/(expense)	(38,943)	22,995	(92,680)	106,757	172,921
TOTAL OTHER INCOME	(38,943)	22,995	(115,655)	229,461	280,350

NET LOSS	$(2,282,386)	$(2,765,884)	$(3,712,217)	$(8,000,353)	$(33,284,494)

LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.24)	$(0.29)	$(0.71)

** BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,812,462	11,591,177	12,638,654	11,217,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

** Basic and dilluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

CeCors, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from December 3, 2001 (inception) to September 30, 2008
(Unaudited)

	Common stock		Additional paid in	Shares to be	Deferred	Deficit accumulated during the development	Total stockholder's equity/
	Shares	Amount	capital	issued	expenses	stage	(deficit)
Balance at inception (December 3, 2001)	—	$—	$—	$—	$—	$—	$—

Issuance of founder's share	4,048,000	4,048	(3,036)	—	—	—	1,012
Issuance of shares for cash	139,818	140	349,404	—	—	—	349,544
Issuance of shares to shareholder for acquisition of software	250,000	250	624,750	—	—	(625,000)	—
Net loss	—	—	—	—	—	(32,120)	(32,120)
Balance at December 31, 2001	4,437,818	4,438	971,118	—	—	(657,120)	318,436

Issuance of shares for cash	285,739	286	714,061	—	—	—	714,347
Issuance of shares for compensation	100,000	100	249,900	—	—	—	250,000
Shares to be issued	—	—	—	101,212	—	—	101,212
Net loss	—	—	—	—	—	(1,397,155)	(1,397,155)
Balance at December 31, 2002	4,823,556	4,824	1,935,079	101,212	—	(2,054,275)	(13,160)

Issuance of shares for cash	161,580	162	403,788	—	—	—	403,950
Issuance of shares for compensation	289,290	289	722,935	(101,212)	—	—	622,012
Issuance of shares for services	15,540	16	38,834	—	—	—	38,850
Net loss	—	—	—	—	—	(1,134,387)	(1,134,387)
Balance at December 31, 2003	5,289,966	5,290	3,100,637	—		(3,188,662)	(82,735)

Issuance of shares for cash	328,640	329	821,271	—	—	—	821,600
Issuance of shares for compensation	312,967	313	782,105	—	—	—	782,418
Issuance of shares for services	342,322	342	855,464	—	—	—	855,806
Shares to be issued	—	—	—	11,151	—	—	11,151
Net loss	—	—	—	—	—	(2,591,238)	(2,591,238)
Balance at December 31, 2004	6,273,896	6,274	5,559,477	11,151		(5,779,900)	(202,998)

Issuance of shares for cash	2,254,984	2,255	7,412,648	—	—	—	7,414,903
Issuance of shares for compensation	168,412	168	420,863	—	—	—	421,031
Issuance of shares for services	31,280	31	153,169	—	—	—	153,200
Issuance of warrants for legal expenses	—	—	414,980	—	—	—	414,980
Reduction of accrual relating to shares to be issued	—	—	—	(11,151)	—	—	(11,151)
Net loss	—	—	—	—	—	(3,081,878)	(3,081,878)
Balance at December 31, 2005	8,728,572	8,729	13,961,137	—	—	(8,861,778)	5,108,087

Issuance of shares for cash	1,257,766	1,258	9,778,138	8,334	—	—	9,787,730
Changes due to recapitalization	855,960	856	(1,966)	—	—	—	(1,110)
Issuance of shares for services	72,750	73	1,245,412	—	—	—	1,245,485
Issuance of warrants for services	—	—	1,535,404	—	(234,713)	—	1,300,691
Issuance of stock options for services	—	—	4,290	—	—	—	4,290
Cost of raising capital	—	—	(524,858)	—	—	—	(524,858)
Issuance of stock options for compensation	—	—	545,273	—	—	—	545,273
Exercise of warrants	165,271	165	554,481	—	—	—	554,646
Registration rights penalties	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,033,342)	(12,033,342)
Balance at December 31, 2006	11,080,320	11,080	27,097,312	8,334	(234,713)	(20,895,121)	5,986,892

Issuance of shares for cash	833,333	833	1,977,188	—	—	—	1,978,021
Issuance of stock options for services	—	—	23,402	—	—	—	23,402
Issuance of stock options for compensation	—	—	924,259	—	—	—	924,259
Issuance of stock for exercise of stock options	667	1	3,333	(3,334)	—	—	—
Issuance of stock for services	18,000	18	77,282	—	—	—	77,300
Issuance of stock as registration rights penalty shares	374,138	374	711,067	—	—	—	711,441
Exercise of warrants for cash	21,200	21	97,979	—	—	—	98,000
Exercise of warrants - cashless	5,209	5	(5)	—	—	—	—
Exercise of warrants against settlement of debt	204,928	205	119,878	—	—	—	120,083
Deferred expense - warrants	—	—	—	—	234,713	—	234,713
Discount on convertible debentures	—	—	96	—	—	—	96
Exercise of warrants - cash received in 2006	1,000	1	4,999	(5,000)	—	—	—
Subscription receivable	12,000	12	(12)	—	—	—	—
Net loss	—	—	—	—	—	(9,302,156)	(9,302,156)
Balance at December 31, 2007	12,550,794	$12,551	$31,036,777	$—	$—	$(30,197,277)	$852,051

Issuance of stock options for services	—	—	12,034	—	—	—	12,034
Issuance of stock options for compensation	—	—	2,017,668	—	—	—	2,017,668
Issuance of stock for services		—	—	—	—	—	—
Issuance of stock to retire debt	177,143	177	619,823	—	—	—	620,000
Issuance of stock to adjust for stock split rounding	90	—	23	—	—	—	23
Issuance of stock to retire warrants	139,590	140	(140)	—	—	—	—
Net loss	—	—	—	—	—	(3,712,217)	(3,712,217)
Balance at September 30, 2008	12,867,617	$12,868	$33,686,185	$—	$—	$(33,909,494)	$(210,441)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CeCors, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine-Month Periods Ended September 30,		Cumulative From December 3, 2001 (inception) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,712,217)	$(8,000,353)	$(33,284,494)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	218,255	602,032	1,661,962
Loss on settlement of debt	—	—	64,022
Impairment of property & equipment	—	787,171	796,704
Loss on sale of property & equipment	22,976	—	22,976
Deferred expense - warrants	—	211,243	234,713
Issuance of employee stock options for compensation	2,017,668	782,214	6,195,799
Issuance of shares for services	—	60,800	3,350,293
Issuance of warrants for services	—	—	765,014
Shares to be issued	3,000	—	3,000
Issuance of stock options for services	12,034	19,352	43,475
Issuance of shares as penalty shares	—	—	326,657
Discount on convertible debentures	—	—	97
Change in fair value of penalty shares	—	—	(122,704)
Changes in assets and liabilities:
Prepaid expenses and other current assets	86,858	126,221	(56,467)
Deposits	7,233	1,055	(83,294)
Accounts payable, accrued expenses and other liabilities	24,454	(426,547)	272,289
Registration rights liability	—	75,012	507,488
Total adjustments	2,392,479	2,238,553	13,982,025
NET CASH USED IN OPERATING ACTIVITIES	(1,319,739)	(5,761,800)	(19,302,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(67,570)	(1,930,558)
Cash received as part of merger	—	—	(1,110)
Cash received from sale of equipment	51,606	—	51,606
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	51,606	(67,570)	(1,880,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares for cash	—	1,978,009	20,906,437
Proceeds from convertible debt financing	—	—	956,875
Payment to retire convertible debt financing	(380,000)	—	(380,000)
Cost of raising capital	43,125	—	(481,733)
Receipts from exercise of warrants	—	98,000	652,646
Finance fees	—	—	—
Payments for leased equipment	(69,225)	(92,374)	(414,271)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(406,100)	1,983,635	21,239,954

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(1,674,233)	(3,845,735)	57,422

CASH & CASH EQUIVALENT- BEGINNING OF PERIOD	1,731,655	5,767,356	—

CASH & CASH EQUIVALENT- END OF PERIOD	$57,422	$1,921,621	$57,422

SUPPLEMENTAL INFORMATION:
Taxes	$—	$—
Interest expense	$60,443	$97,971

NON-CASH INVESTING & FINANCING ACTIVITIES:

a) Assets acquired under capital leases.	$—	$112,452
b) Issuance of stock as registration rights penalty shares	$—	$335,292
c) Exercise of warrants against settlement of debt	$—	$120,082
d) Conversion of debt into shares	$620,000	$—

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

On February 13, 2006, TI entered into a merger agreement with Expert Systems, Inc., a Nevada corporation, whereby Expert Systems, Inc. issued 9,131,372 shares to acquire 100% of TI's stock. Expert Systems, Inc. had 855,960 shares outstanding immediately prior to the merger. As a result of the merger, the stockholders of TI owned approximately 92% of the combined entity. Accordingly, the merger was accounted for as a reverse acquisition of Expert Systems, Inc. by TI and resulted in a recapitalization of TI in a manner similar to the pooling of interest method. No pro forma financial information is disclosed as the amounts involved are immaterial. Concurrent with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On August 12, 2008, Foldera, Inc. amended its Articles of Incorporation and changed its name to CeCors, Inc.

The accompanying consolidated financial statements include the accounts of CeCors, Inc. and its wholly owned subsidiary, TI (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the year ended December 31, 2006 and all subsequent periods include both CeCors, Inc. (from the acquisition date) and TI (for the full period), while the historical results prior to the acquisition date only include TI. Additionally, all historical share count and per share information has been adjusted for the Company's 4-for-1 forward stock-split that became effective on May 16, 2006 and the 1-for-10 reverse stock split that was approved by the holders of a majority of the Company’s outstanding shares of common stock on August 1 and 4, 2008.

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

Depreciation and amortization expense for the nine-month periods ended September 30, 2008 and 2007 was $218,255 and $602,032, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. As a result of the analysis, no impairment has been recorded during the nine months ended September 30, 2008.

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Computer & equipment	$1,300,386	$1,608,039
Furniture & fixtures	107,498	107,498
Software	21,007	21,007
Accumulated depreciation	(1,428,891)	(1,443,707)
Property and equipment, net	$—	$292,837

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high credit quality financial institutions. At September 30, 2008, the cash balances held at financial institutions were within federally insured limits.

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

Earnings Per Share

The Company uses SFAS No. 128, “Earnings Per Share,” for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed in a similar manner to basic income (loss) per share, except that all potentially dilutive shares are excluded from the calculation in a (loss) situation. All potentially dilutive shares as of September 30, 2008 and 2007 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the nine-month period then ended.

Basic and diluted (loss) income per common share is computed as follows:

	Nine-month Periods Ended September 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic EPS	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Loss available to common stockholders	$(3,712,217)	12,638,654	$(0.29)	$(8,000,353)	11,217,188	$(0.71)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(3,712,217)	12,638,654	$(0.29)	$(8,000,353)	11,217,188	$(0.71)

Potentially dilutive shares include:

	Nine-month Periods Ended September 30,
	2008	2007
Warrants outstanding	800,135	1,910,319
Stock options outstanding	37,230,703	811,000

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

The Company adopted SFAS 123-R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123-R. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the nine-month periods ended September 30, 2008 and 2007 includes compensation expense for share-based payment awards granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123-R.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $3,712,217 for the nine-month periods ending September 30, 2008. Negative cash flows from operations of $1,319,739 were noted for the nine-month period ended September 30, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its product development activities and achieving a level of revenue adequate to support its cost structure. The Company believes it can effectively manage its working capital to fund operations through November 2008; however, the Company does not anticipate generating any revenue from operations until 2009 and, therefore, it is actively seeking additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company plans to continue actively seeking additional funding opportunities.

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

Note 3. Accounts Payable and Accrued Expenses

Following is the detail of accounts payable and accrued expenses as of September 30, 2008.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts payable	$140,167	$57,292
Accrued vacation	43,269	117,214
Accrued wages	-	32,500
Accrued rent	34,214	34,214
Professional fees	56,000	8,000

Total	$273,650	$249,220

Note 4. Senior Secured Convertible Debenture

On December 7, 2007, the Company entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., an institutional investor (“Vision”), to provide up to $7,000,000 in financing for the Company. Under the agreement, Vision agreed to provide the Company with $1,000,000 at closing pursuant to an 8% Senior Secured Convertible Debenture, with an additional $1,000,000 available to the Company on January 1, 2008, and $500,000 available to the Company every 30-day period thereafter through November 1, 2008.  Each drawdown request would be at the Company’s sole discretion, provided there are no events of default then existing under the Senior Secured Convertible Debenture. Following any drawdown request, Vision would have three business days to decide, in its sole discretion, whether to fund the drawdown. Vision could also accelerate the drawdown periods and advance funds earlier than scheduled. The Senior Secured Convertible Debenture (i) bears interest at 8% per year, paid quarterly in cash, (ii) has a maturity of two years following the final drawdown closing, (iii) is convertible at Vision’s option into shares of the Company’s common stock at $1.50 per share, and automatically convertible at the Company’s option if the Company’s common stock trades above $5.00 per share for each of any consecutive 20 trading days, and (iv) is secured by all of the Company’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement. The Company also agreed to issue to Vision five-year Common Stock Purchase Warrants to purchase up to 2,000,000 shares of the Company’s common stock (assuming full financing, but pro rata as to actual amounts drawn down) at an exercise price of $3.50 per share. The Company intended to use the net proceeds of the financing for working capital requirements.

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

On December 7, 2007 the Company issued 285,714 5-year warrants to Vision at an exercise price of $3.50.  The fair value of these warrants was calculated using the Black-Scholes Pricing Model, using the following assumptions: $0.90 stock price, 18.60% volatility rate, 2.88% risk free interest rate amounting to $96. The Company expensed the value of warrants during the year ended December 31, 2007.

During the nine-month period ended September 30, 2008, the Company paid $40,000 in interest expense to Vision as part of the convertible debenture agreement.

On July 14, 2008, the Company entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, the Company prepaid $380,000 in outstanding principal amount under the $1,000,000 Senior Secured Convertible Debenture that it issued to Vision on December 7, 2007 and Vision converted the remaining $620,000 outstanding principal amount into shares of common stock at the negotiated conversion price of $3.50 per share, for an aggregate of 177,143 shares of common stock. No beneficial conversion feature was recorded when the debentures were issued in December 2007 or on the conversion of the debentures into shares in July at the negotiated price as the fair market value of the shares on both the dates was less than the conversion price. Vision also agreed to exchange all of its warrants to purchase an aggregate of 825,838 shares of common stock, on a cashless basis, for 82,584 shares of common stock.

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

On July 17, 2008, the Company and Athena Technology, Inc., a company owned and controlled by James J. Fiedler and five other Company employees, entered into a 90-day non-exclusive, non-transferable and non-assignable agreement whereby the Company licenses Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. Under the terms of the agreement, the Company agreed to pay all development expenses of Ceeyes Systems Inc. (“Ceeyes,” a company owned and controlled by Sri Chaganty, who became a Company employee on July 18, 2008) and other Athena designated vendors during the term of the agreement. The agreement is automatically renewed for an additional 90-day period unless either party gives 30-day advance written notice. It is the intent of both parties to execute a 20-year exclusive license of the software at the end of the current agreement.

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

On July 21, 2008, the Company and Ceeyes entered into a four-month consulting agreement under which Ceeyes will provide the Company with the design and development of high availability middleware for real-time packet processing software components for Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. During the nine-months ended September 30, 2008, the Company expensed approximately $210,000 related to the Ceeyes agreement.

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

The Board of Directors approved a further amendment to the Plan on July 18, 2008 to, among other things, increase the number of shares of common stock reserved for issuance under the Plan from 1,880,000 to 50,000,000 and this increase was approved by a majority of the Company’s shareholders on August 1 and 4, 2008. If an incentive Award expires or terminates unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Award, the shares subject to such Award and the surrendered shares will become available for further Awards under the Plan.

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

There are no specific required minimum service periods for option grants.

In February 2006, options to purchase 890,000 shares of common stock were granted under the Plan. In May 2007, 312,000 options were granted with an additional 1,000,000 options being granted in December 2007. During the nine months ended September 30, 2008, 36,980,703 options were granted while 306,996 were forfeited, 1,239,004 were cancelled and no options were exercised. During the nine months ended September 30, 2007, 275,167 options were forfeited, cancelled or exercised. As of September 30, 2008, 37,230,703 options were outstanding and 12,769,297 options were available for future option grants.

The following assumptions have been used to calculate the fair value of the stock options granted on July 18, 2008:

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

Employee related stock-based compensation expense measured in accordance with SFAS No. 123-R totaled approximately $2,017,668 or $(0.16) per basic and fully diluted share in the nine-month period ended September 30, 2008 and $782,214 or $(0.07) per basic and fully diluted share in the nine-month period ended September 30, 2007. The adoption of SFAS No. 123-R resulted in increased expense of approximately $2,017,668 in the nine-month period ended September 30, 2008 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the nine-month period ended September 30, 2008, no stock options were granted to consultants. 18,057 of the 20,000 options granted to consultants during 2006 were vested as of September 30, 2008 and the Company recorded $12,034 in expenses related to these options for the nine-month period ended September 30, 2008.

The Company adopted SFAS No. 123-R as of January 1, 2006 and, as such, applied the pronouncement starting in its fiscal year ended December 31, 2006. The Company completed its reverse merger on February 13, 2006 and, as such, became a publicly traded company at that time. Although the Company initially used a de minimus volatility factor for its stock option and warrant grants in the Black-Scholes Pricing Model formula, and could do so for grants prior to the adoption of SFAS No. 123-R, given the low trading volume in the Company's stock, the Company believes that utilizing an appropriate industry sector index more accurately reflects the value and the cost of the stock option and warrant grants.

Per paragraph 23 and A32 of SFAS No. 123-R, surrogate public entities and indices are recommended for nonpublic and newly public entitles where the historical volatility is difficult to estimate. The Company has chosen to follow this recommendation and is using an industry sector index for software companies: the Dow Jones Small Cap Software Index. The historical volatility as calculated from the index was 50.15% and has been applied in the Black-Scholes Pricing Model.

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Zero Coupon Bond rate in effect at the time of grant.

Stock-based compensation expense recognized during the nine-month period ending September 30, 2008 is based on awards expected to vest and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Options outstanding:

	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Outstanding
Outstanding at December 31, 2007	$3.10	$—	1,796,000
Granted	0.30	—	36,980,703
Forfeited - options vested in prior periods			(19,888)
Forfeited - options vested in nine-months ended September 30, 2008	—	—	(287,107)
Cancelled	—	—	(1,239,005)
Exercised	—	—	—
Outstanding at September 30, 2008	$0.32	$—	37,230,703

Options Outstanding				Exercisable Options
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$0.30-5.10	37,230,703	4.8 years	$0.32	4.8 years	12,547,183	$0.32

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant-Date Fair Value
Non-vested - December 31, 2007	1,203,337	$3.10	2.0 Years	$1.50
Granted	36,980,703	—	—	—
Forfeited	(19,888)	—	—	—
Cancelled	(978,728)
Vested	(12,501,903)	—	—	—
Exercised	—	—	—	—
Non-vested - September 30, 2008	24,683,520	$0.31	0.2 Years	$0.31

The total compensation cost not yet recognized related to non-vested stock options is $3,476,397, which is expected to be recognized over a period of 1.5 years.

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2007	$—	2,196,033
Granted		—
Exercised		—
Cancelled		(1,395,899)
Outstanding at September 30, 2008	$—	800,135

Outstanding Warrants

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.50-$17.50	800,135	1.9 Years	$8.70

All outstanding warrants were exercisable as of September 30, 2008.

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

 Total minimum lease payments for the 60% of Huntington Beach offices sub-leased, as mentioned above, are as follows:

	Operating Leases	Sub-lease Income
2008	$55,008	$55,008
2009	225,492	225,492
2010	210,034	210,034
Thereafter	—	—
	$490,534	$490,534

Total minimum lease payments related to the Company’s Santa Ana, CA office space for the years ended December 31, 2008 and 2009 will be $15,711 and $5,327, respectively.

(b)   Equipment Leases:

As of September 30, 2007, the Company had entered into capital leases with six strategic vendors for the financing of computer equipment. The Company pays approximately $6,789 per month under these leases, the last of which expires in November 2011.

Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
2008	$20,204	$15,711	$35,915
2009	74,102	5,327	79,429
2010	32,153	—	32,153
2011	29,474	—	29,474
Thereafter	—	—	—
	$155,933	$21,038	$177,971
Less: Amount representing interest	(24,960)
Present value of minimum lease payments	130,972
Less: Current portion	(65,912)
	$65,061

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

In October 2007, the Company entered into a 10-month consulting agreement with Mr. Davide Caramico for the purpose of providing business development services in Europe. Pursuant to the contract, the Company agreed to issue 10,000 shares of the Company’s common stock and to pay Mr. Caramico 5,000 Euros monthly in cash during the term of this consulting agreement, which ends in July 2008. The 10,000 shares were issued to Mr. Caramico in December 2007 and the fair value of the shares, amounting to $16,500, was charged to operations. The Company cancelled its European business development services consulting contract with Davide Caramico on April 17, 2008. In addition to the Euros 5,000 early contract termination payment made to Mr. Caramico, the Company also paid Mr. Caramico Euros 8,920 for his work in negotiating the termination of the Tiscali Services Agreement. The Company’s expense related to Mr. Caramico for the nine-month period ending September 30, 2008 was $45,544.

In November 2007, the Company entered into a six-month consulting agreement with SECP, LLC for the purpose of providing strategic and financial advisory services. Pursuant to the contract, the Company agreed to pay SECP $8,000 per month throughout the term of the agreement that shall accrue over the term of the agreement and be paid as a single final payment upon the successful execution of a specified transaction. If no transaction is concluded over the term of the agreement, the consultant will receive 50% of the accrued amount as final payment at the end of the term. Once a successful transaction is completed the consultant is also eligible to receive 4-6% of the aggregate value of the transaction. The contact is cancelable by either party upon 30-day written notice. The Company’s expense related to SECP for the nine-month period ending September 30, 2008 was $24,000.

On July 14, 2008, The Company entered into a debenture prepayment and conversion letter agreement with Vision. Pursuant to the agreement, Vision agreed to assume and pay in full, fees and charges in the amount of $24,000 owed by the Company to SECP.

In February 2008, the Company entered into a one-year consulting agreement with Monarch Bay Associates, LLC for the purpose of providing investment banking services. Pursuant to the contract, the Company agreed to pay Monarch Bay $10,000 per month for the first three months of the contract and to pay $5,000 per month for the balance of the contract.  The contract is cancelable by either party upon 30-days written notice after the first three months of the contract have transpired. Additionally, the Company agreed to pay Monarch Bay an additional $10,000 during May of 2008 to compensate the firm for additional work that was being done to identify strategic alternatives for the Company. During July 2008, Monarch Bay and the Company agreed to defer payment on the monthly fee until the Company has raised at least $5,000,000 in additional capital. The Company’s expense related to Monarch Bay for the nine-month period ending September 30, 2008 was $65,000.

In February 2008, the Company entered into a non-binding letter of intent with AirSet, Inc. which outlined the general terms of an agreement between the parties to allow it to license and distribute to (or operate on behalf of) European Internet Service Providers (“ISPs”) AirSet’s online personal and group information management solution. At the signing of the letter of intent, the Company paid a $50,000 advance against future potential royalties from the Company to AirSet in exchange for implementing a demo version of a Foldera-branded AirSet service offering. Any revenue generated from the AirSet product in the European ISP market would be shared with AirSet via a to-be-negotiated royalty payment structure. When the Company terminated its Services Agreement with Tiscali Services S.p.A., it also informed Airset that it would not be pursuing any additional business under the non-binding letter of intent. During the nine-month period ending September 30, 2008, the Company expensed $50,000 when the demo version of Foldera branded AirSet service was delivered, per the terms of the agreement.

On July 21, 2008, the Company and Ceeyes Systems Inc. (a company owned and controlled by Sri Chaganty, who became a Company employee on July 18, 2008), entered into a four-month consulting agreement under which Ceeyes will provide the Company with the design and development of high availability middleware for real-time packet processing software components for Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. The consulting arrangement is estimated to cost the Company approximately $375,000. During the nine-month period ended September 30, 2008, the Company incurred approximately $210,000 of related expenses.

During August and September, the Company entered into public and investor relations agreements with Equitable Management LLC, Granite Bay Financial Group, Santa Fe Capital Group and Wellfleet Partners, Inc. During the nine-month period ending September 30, 2008, the Company incurred approximately $31,781 of related expenses.

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

The Company entered into a separate agreement (the “Services Agreement”) with Tiscali on October 24, 2007, pursuant to which Tiscali would provide personnel to manage and maintain the hardware and equipment to be installed by the Company at Tiscali’s premises in Cagiliari, Italy. Pursuant to this agreement, the Company would be solely responsible for all costs and expenses associated with the delivery and installation of the hardware and equipment at Tiscali’s premises, and Tiscali would be required to provide such services within ten business days after the later of January 15, 2008 and the date upon which the hardware and equipment is delivered and installed. This agreement provides that the Company would pay a minimum monthly fee of Euros 11,666 (which is currently expected to be approximately $18,000 per month), based on the number of servers and other equipment the Company requires to be operated and maintained to Tiscali for such personnel commencing on January 15, 2008, regardless of when the hardware and equipment is delivered and installed. Based on mutual agreement between the Company and Tiscali, the date of the first monthly payment was postponed until March 1, 2008 and all subsequent payments were postponed for an additional 45 days. Unless sooner terminated for cause, the initial term of this agreement will expire on January 15, 2009. The Company’s expense related to Tiscali for the nine-month period ending September 30, 2008 was $87,754.

Because the Company was unable to secure the additional financing necessary to place the specified computer hardware and equipment at Tiscali’s premises, the Company determined that the Services Agreement would no longer be necessary and, therefore, entered into negotiations with Tiscali to terminate the Services Agreement. On April 10, 2008, the Company and Tiscali agreed to terminate the Services Agreement in exchange for a one-time payment of Euros 26,800, in addition to the Euros 23,200 payable under the terms of the Services Agreement. The Company made the entire payment amount of Euros 50,000 during the nine-month period ending September 30, 2008.

(e) Licensing agreements:

On July 21, 2008, the Company and Ceeyes Systems Inc. (a company owned and controlled by Sri Chaganty, who became a Company employee on July 18, 2008), entered into a four-month consulting agreement under which Ceeyes will provide the Company with the design and development of high availability middleware for real-time packet processing software components for Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. The consulting arrangement is estimated to cost the Company approximately $375,000. During the nine-month period ended September 30, 2008, the Company incurred $210,000 related expenses.

Note 9. Subsequent Events

On October 1, 2008, the Company and 929 Consulting, LLC entered into a public and investor relations agreement. In consideration for the public and investor relations services 929 Consulting will provide, the Company issued 2,000,000 shares of its Common Stock and agreed to pay a $5,000 monthly cash retainer for a period of three months. The contract is renewable at the end of its three-month term and again on February 1, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to CeCors, Inc., together with its wholly-owned subsidiary, Taskport, Inc.

Overview

We are a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “FDRA.OB.” On February 6, 2006, Expert Systems, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Taskport, Inc., a California corporation, principally engaged in the development of a proprietary, web-based software system which is an easy-to-use online service that combines email, shared folders, document management, calendar, contacts and task management applications into one seamless interface. Immediately prior to the merger, Expert Systems, Inc. had 8,559,600 common stock shares issued and outstanding. Pursuant to the merger, all of the 9,131,372 outstanding shares of Taskport, Inc. were exchanged for shares of the Expert Systems, Inc. on a 1-for-1 basis for a total of 9,987,332 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Expert Systems, Inc. resigned, and the directors and officers of Taskport, Inc. were elected and appointed to such positions, thereby effecting a change of control. Although Taskport, Inc. became Expert Systems, Inc.'s wholly owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger,” whereby Taskport, Inc. was considered to be Expert Systems, Inc.'s accounting acquirer. Concurrently with the merger, the name of Expert Systems, Inc. was changed to Foldera, Inc. On August 12, 2008, Foldera, Inc. amended its Articles of Incorporation to change its name to CeCors, Inc. On May 16, 2006, we declared a 4-for-1 forward stock split and, on August 1 and 4, 2008, we approved a 1-for-10 reverse stock split.

We had not generated any revenues as of September 30, 2008 and so are considered a development stage company. As of September 30, 2008, we reported $57,422 of cash and cash equivalents on our balance sheet. Given our current cash usage rate and our expectations to not generate material revenue for the foreseeable future, a significant risk exists that our available cash on hand will be insufficient to sustain our operations. We believe that our pro-forma working capital on hand as of the date of this report, coupled with our ability to further reduce operating expenses, will provide us with the capital we need through November 2008. However, we believe our ability to operate beyond November 2008 will require us to raise significant additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

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

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. We maintain cash and cash equivalents with high-credit quality financial institutions. At September 30, 2008, the cash balances held at financial institutions were within federally insured limits.

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

Results of Operations

Comparison of the Three and Nine-Month Periods Ended September 30, 2008 and September 30, 2007

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2008 declined to $2,243,443, or $(0.18) per share, from 2,788,879, or $(0.24) per share, during the same period in 2007. The overall decline in operating expenses of $545,436, or 20%, was due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy and hosting services expenses, partially offset by an increase in employee option costs. Total operating expenses for the nine-month period ended September 30, 2008 decreased to $3,596,562, or $(0.28) per share, from $8,229,814, or $(0.73) per share, for the same period in 2007. The overall decrease for the nine-month period ended September 30, 2008 of $4,633,252, or 56%, over the prior-year period is due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy and hosting service expenses.

Net Loss. Our net loss for the three-month period ended September 30, 2008 declined to $2,282,386, or $(0.18) per share, from $2,765,884, or $(0.24) per share, during the same period in 2007. The overall decline in our net loss of $483,498, or 17%, was attributable to a reduction in payroll, legal and accounting, equity-based consulting, investor relations, occupancy and hosting services expenses, partially offset by an increase in employee option costs. Our net loss for the nine-month period ended September 30, 2008 declined to $3,712,217,or $(0.29) per share, from $8,000,353, or $(0.71) per share, over the same period in 2007. The overall decline in the net loss of $4,288,136, or 54%, was due to decreases in payroll, legal and accounting, equity-based consulting, investor relations, occupancy and hosting services expenses. These decreases where somewhat offset by increases in our interest expense and employee option costs.

Financial Condition

Comparison of Financial Condition at September 30, 2008 (unaudited) and December 31, 2007 (audited)

Assets. Assets decreased by $2,061,161 to $197,183 as of September 30, 2008, or approximately 91%, from $2,258,344 as of December 31, 2007. This reduction was primarily due to the decrease in cash and cash equivalent balances as we funded the net loss for the nine-month period, and decreases in prepaid expenses and property and equipment.

Liabilities. Total liabilities decreased by $998,670 to $407,624 as of September 30, 2008, or approximately 71%, from $1,406,294 as of December 31, 2007. The decrease was due to declines in debt owed to Vision and outstanding capital lease obligations, partially offset by an increase in accounts payable and accrued expenses

Stockholders' Equity. Stockholders' equity decreased by $1,062,490 to $(210,441) as of September 30, 2008 from $852,050 as of December 31, 2007. The decrease was due primarily to a net loss during the nine-month period ended September 30, 2008 and was partially offset by an increase in additional paid in capital which represents the employee option expense for the nine-month period.

Liquidity and Capital Resources

General. Overall, we had a decrease in cash flows of $1,677,257 for the nine-month period ended September 30, 2008 resulting from $1,319,763 cash used in operating activities and $406,100 cash used in financing activities, offset by $51,606 of cash provided by investing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $1,319,763 for the nine-month period ended September 30, 2008 was primarily attributable to a net loss of $3,712,217, the adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $218,255, employee options expense of $2,017,668, the issuance of stock options for services of $12,034, a decrease in prepaid expenses and other current assets of $86,858, a loss on disposal of property and equipment of $22,976, a $3,000 increase in shares to be issued and a decrease in deposits of $7,233 and, somewhat offset by an increase in accounts payables and accrued expenses of $24,430.

Cash Flows from Investing Activities. Net cash provided by investing activities of $51,606 for the nine-month period ended September 30, 2008 was primarily attributable to sales of fixed assets.

Cash Flows from Financing Activities. Net cash of $406,100 used in financing activities in the nine-month period ended September 30, 2008 was primarily due to payments for the retirement of our Vision debt and payments for leased equipment of $69,225.

Financing. We have not generated any revenues as of September 30, 2008 and so are considered a development stage company. We ended September 2008 with $57,422 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, it is likely that our available cash on hand will be insufficient to sustain our operations beyond November 2008.

We believe that our pro-forma working capital on hand as of the date of this report, along with further reductions in operating expenses, will provide us with the capital we need through November 2008. However, we believe our ability to operate beyond the end of November 2008 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability. We cannot assure you that we will be successful in these endeavors.

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

As of September 30, 2008, we had entered leases with various equipment suppliers in the amount of $517,433, of which $130,972 was outstanding as of September 30, 2008.

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

On July 17, 2008, we entered into a 90-day non-exclusive, non-transferable and non-assignable agreement with Athena Technology, Inc., a company owned and controlled by James J. Fiedler and five other of our employees, whereby we licensed Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. Under the terms of the agreement, we agreed to pay all development expenses of Ceeyes Systems Inc. and other Athena designated vendors during the term of the agreement. The agreement is automatically renewed for an additional 90-day period unless either party gives 30-day advance written notice. It is the intent of both parties to execute a 20-year exclusive license of the software at the end of the current agreement.

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

On July 21, 2008, we entered into a four-month consulting agreement with Ceeyes under which Ceeyes will provide us with the design and development of high availability middleware for real-time packet processing software components for Athena’s Carrier Grade Multi Layer Metro Ethernet Switching Software. During the nine-months ended September 30, 2008, the Company expensed approximately $210,000 related to the Ceeyes agreement.

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our company's Articles of Incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

We believe all of the above transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. We cannot assure you, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect to these transactions or arrangements, or that if conflicts do arise, they will be resolved in a manner favorable to us. Any future transactions will be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the board of directors, we will obtain fairness opinions or stockholder approval in connection with any such transaction.

Subsequent Events

On October 1, 2008, we entered into a public and investor relations agreement with 929 Consulting, LLC. In consideration for the public and investor relations services 929 Consulting will provide, we issued 2,000,000 shares of our Common Stock and agreed to pay a monthly cash retainer of $5,000 for a period of three months. The contract is renewable at the end of its three-month term and again on February 1, 2009.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2008, we submitted the following items for shareholder vote: a 1-for-10 reverse split of the outstanding shares of common stock of the Company; an increase in the number of authorized, unissued shares of Common Stock reserved for issuance under the Option Plan to a new total of 50,000,000 shares; and, the authorization of 25,000,000 preferred shares.

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

CECORS, INC.

Dated: November 14, 2008	By:	/s/ James J. Fiedler
James J. Fiedler
President and Chief Executive Officer (principal executive officer)

Dated: November 14, 2008	By:	/s/ Reid Dabney
Reid Dabney
Senior Vice President and Chief Financial Officer (principal accounting and financial officer)